Form 10-K405
period 1995-12-31
SIGCORP INC
filed 1996-03-29
CIK 945372

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K
(Mark One)
( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
                               OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________to
___________________________

                 Commission File Number 1-11603
                          SIGCORP, Inc.
     (Exact name of registrant as specified in its charter)
Indiana                                      35-1940620
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)

20 N.W. Fourth Street, Evansville, Indiana     47741-0001
(Address of principal executive office)        (Zip Code)

Registrant's telephone number,
including area code:  (812) 465-5300

Securities registered pursuant to Section 12(b) of the Act:
                                   Name of each exchange on
Title of each class                which registered

Common Stock, Without Par Value    New York Stock Exchange
Rights to Purchase Common Stock    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:
                       Yes ( X )  No (   )

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $535,664,084 at February
29, 1996.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                        Outstanding as of
Class                                   February 29, 1996

Common Stock, Without Par Value         15,754,826

Documents incorporated by reference (to the extent indicated
herein):
                              Part of Form 10-K into which
Document                      document is incorporated

Proxy Statement dated March 8, 1996 relating to the
1996 Annual Meeting of Stockholders               Part III

                             PART I

Item 1.  BUSINESS

ORGANIZATION

     SIGCORP, Inc. (SIGCORP) is a holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has five wholly-owned subsidiaries:
Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility, and four nonregulated subsidiaries.

     On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.

     Effective January 1, 1996, the new holding company, SIGCORP, Inc. (SIGCORP), became the parent of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries:
Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. Because of the significance of SIGECO, the operating results of the nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are
unaffected.   (See Note 1 (a) of the Notes To Consolidated
Financial Statements, page 29, for further discussion.)

     The reorganization is in response to the changes created in the electric industry by the Energy Policy Act of 1992 and the need to respond quickly to the more competitive business environment. The new structure will buffer SIGECO and its customers from the effects of pursuing nonregulated opportunities while allowing SIGCORP to engage in closely related, but historically nonregulated, businesses. Providing gas and electric utility service to customers through SIGECO will remain the core business and primary focus of SIGCORP.

SIGECO - GENERAL

     SIGECO is an operating public utility incorporated June 10, 1912, under the laws of the State of Indiana, engaged in the generation, transmission, distribution and sale of electric energy and the purchase of natural gas and its transportation, distribution and sale in a service area which covers ten counties in southwestern Indiana. SIGECO has one wholly-owned utility subsidiary, Lincoln Natural Gas Company, Inc.

     Electric service is supplied directly to Evansville and 74 other cities, towns and communities, and adjacent rural areas. Wholesale electric service is supplied to an additional eight communities. At December 31, 1995, SIGECO served 120,547 electric customers and was also obligated to provide for firm power commitments to the City of Jasper, Indiana and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group (ECAR).

     At December 31, 1995, SIGECO supplied gas service to 102,929 customers in Evansville and 64 other nearby communities and their environs. Since 1986, SIGECO has purchased its natural gas supply requirements from numerous suppliers. During 1995, twenty-one suppliers were used. Until November 1993, Texas Gas Transmission Corporation
(TGTC) was SIGECO's primary contract supplier. In November 1993, TGTC restructured its services so that its gas supplies are sold separately from its interstate transportation services. SIGECO assumed full responsibility for the purchase of all its natural gas supplies. (See subsequent reference under "Gas Business" to the restructuring of interstate pipelines.) During 1995, twenty-eight of SIGECO's major gas customers took advantage of SIGECO's gas transportation program to procure a portion of their gas supply needs from suppliers other than SIGECO.

     The principal industries served by SIGECO include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

     The only property SIGECO owns outside of Indiana is approximately eight miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky. The original cost of the property is less than $425,000. SIGECO does not distribute any electric energy in Kentucky.

SIGECO - LINES OF BUSINESS

     The percentages of operating revenues and operating income before income taxes attributable to the electric and gas operations of SIGECO for the five years ended December
31, 1995, were as follows:

                            Year Ended December 31,
                         1991      1992      1993      1994      1995
Operating Revenues:
     Electric            81.8%     79.2%     78.4%     79.1%     81.3%
     Gas                 18.2      20.8      21.6      20.9      18.7

Operating Income Before Income Taxes:
     Electric            97.4%     99.0%     99.5%     90.9%     96.4%
     Gas                  2.6       1.0       0.5       9.1       3.6

     Periods beginning in 1992 reflect the results of Lincoln Natural Gas Company, Inc., acquired June 30, 1994.

     Reference is made to Note 13 of the Notes to Consolidated Financial Statements, page 40, for Segments of
Business Data.

SIGECO - ELECTRIC BUSINESS

     SIGECO supplies electric service to 120,551 customers, including 105,322 residential, 15,024 commercial, 178 industrial, 23 public street and highway lighting and four municipal customers.

     SIGECO's installed generating capacity as of December 31, 1995 was rated at 1,236,000 kilowatts (Kw). Coal-fired generating units provide 1,021,000 Kw of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215,000 Kw.

     In addition, SIGECO has interconnections with Louisville Gas and Electric Company, CINergy Services, Inc.,
Indianapolis Power & Light Company, Hoosier Energy Rural
Electric Cooperative, Inc.,  Big Rivers Electric
Corporation, Wabash Valley Power Association, and the City of Jasper, providing an ability to simultaneously interchange approximately 750,000 Kw.

     Record-breaking peak conditions occurred on August 17, 1995, when SIGECO's system summer peak load reached 1,021,000 Kw . The 1995 peak was .8% greater than the 1993 system summer peak load of 1,012,700 Kw (the second highest summer peak in SIGECO history) established July 28, 1993. SIGECO's total load, including its firm power commitments to the City of Jasper, Indiana, for each of the years 1991 through 1995 at the time of the system summer peak, and the related reserve margin, are presented below.

Date of Summer Peak Load
                     07-22-91  07-13-92   07-28-93   07-20-94  08-17-95
Company System Peak Load (Kw)
                       948,400   916,700  1,012,700    992,000 1,021,000
Firm Power Commitments at Peak
                        47,600    46,300     55,300     42,000    60,800
Total at Peak
                       996,000   963,000  1,068,000  1,034,000 1,081,800
Total Generating Capability (Kw)
                     1,238,000 1,238,000  1,238,000  1,238,000 1,236,000
Reserve Margin at Peak
                           24%       29%        16%        20%       14%

     The all-time record system winter peak load of 772,000 Kw occurred during the 1993-1994 season on January 19, 1994, and was slightly greater than the previous record winter season system peak reached on December 22, 1989 of 771,900 Kw.
     SIGECO, primarily as agent of Alcoa Generating Corporation (AGC), operates the Warrick Generating Station, a coal-fired steam electric plant which interconnects with SIGECO's system and provides power for the Aluminum Company of America's Warrick Operations, which includes aluminum smelting and fabricating facilities. Of the four turbine generators at the plant, Warrick Units 1, 2 and 3, with a capacity of 144,000 Kw each, are owned by AGC. Warrick Unit 4, with a rated capacity of 270,000 Kw, is owned by SIGECO and AGC as tenants in common, each having shared equally in the cost of construction and sharing equally in the cost of operation and in the output.

     SIGECO (a summer peaking utility) has an agreement with Hoosier Energy Rural Electric Cooperative, Inc. (Hoosier Energy) for the sale of firm peaking power to Hoosier Energy during the annual winter heating season (November 15-March
15). The contract made available 200 Mw during the 1995-1996 winter season, and allows for a possible increase to 250 Mw by November 15, 1998. The contract will terminate March 15, 2000.

     Electric generation for 1995 was fueled by coal (99.5%) and natural gas (0.5%). Oil was used only to light fires and stabilize flames in the coal-fired boilers and for testing of gas/oil fired peaking units.

     Historically, coal for SIGECO's Culley Generating Station and Warrick Unit 4 has been purchased from operators of nearby Indiana strip mines pursuant to long-term contracts. During 1991, SIGECO pursued negotiations for new contracts with these mine operators and while doing so, purchased coal from the respective operators under interim agreements. In October 1992, SIGECO finalized a new supply agreement effective through 1995 and retroactive to 1991, with one of the operators under which coal is supplied to both locations. Included in the agreement was a provision whereby the contract could be reopened by SIGECO for modification of certain coal specifications. In early 1993, SIGECO reopened the contract for such modifications. Effective July 1, 1993, SIGECO bought out the remainder of its contractual obligations with the supplier, enabling SIGECO to acquire lower-priced spot market coal. SIGECO estimates the savings in coal costs during the 1991-1995 period, net of the total buy out costs, approximate $59 million. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause. The coal supplier retained the right of first refusal to supply Warrick Unit 4 and the Culley plant during the years 1996-2000. The Indiana coal used in these plants is blended to meet specifications set in conformance with the requirements of the Indiana State Implementation Plan for sulfur dioxide issued under Federal laws regulating air quality (Clean Air
Act). Approximately 1,495,000 tons of coal were used during 1995 in the generation of electricity at the Culley Station and Warrick Unit 4. Culley Units 2 and 3 were recently equipped with flue gas desulfurization equipment as part of
the Clean Air Act Compliance Plan.   (See  "Environmental
Matters", page 7, for further discussion.)   SIGECO's
remaining long-term contract coal supplier supplied the A.
B. Brown Generating Station. On April 10, 1995, SIGECO reached an agreement with this coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal for all coal-fired generation. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings from this coal contract renegotiation are also being passed back to SIGECO's electric customers through the fuel adjustment clause. (See Item 3, LEGAL PROCEEDINGS, page 11, for discussion of prior litigation with this producer regarding the coal supply agreement and its resolution.) The amount of coal burned at A. B. Brown Generating Station during 1995 was approximately 1,139,000 tons. Both units at the generating station are equipped with flue gas desulfurization equipment so that coal with a higher sulfur content can be used. There are substantial coal reserves in the southern Indiana area. The average cost (including contract buyout costs) of coal consumed in generating electrical energy for the years 1991 through 1995 was as follows:

                                                    Average Cost
                     Average Cost   Average Cost     Per Kwh
     Year               Per Ton      Per MMBTU       (In Mills)
     1991              33.01            1.46           15.87
     1992              32.04            1.42           15.30
     1993              32.56            1.46           15.66
     1994              31.86            1.42           14.91
     1995              30.02            1.33           14.10

     The Broadway Turbine Units 1 and 2, Northeast Gas Turbines and A. B. Brown Gas Turbine, when used for peaking, reserve or emergency purposes, use natural gas for fuel. Number 2 fuel oil can also be used in the Broadway Turbine Units and the Brown Gas Turbine.

     All metered electric rates contain a provision for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power through the operation of a fuel adjustment clause unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of fuel cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve month period provided in the fuel cost adjustment filing exceeds the total operating income authorized by the Indiana Utility Regulatory Commission (IURC) during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve month period provided in the fuel cost adjustment filing. During 1993-1995, neither restriction affected SIGECO. As prescribed by order of the IURC, the adjustment factor is calculated based on the estimated cost of fuel and the net energy cost of purchased power in a designated future quarter. The order also provides that any over- or underrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses.

     (See "Rate and Regulatory Matters" in Item 7,
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION, page 15, and Note 2 of the Notes to Consolidated Financial Statements, page 34, for discussion of SIGECO's general adjustments in electric rates.)

     SIGECO participates in research and development in which the primary goal is cost savings through the use of new technologies. This is accomplished, in part, through the efforts of the Electric Power Research Institute (EPRI). In 1995,
SIGECO paid $744,000 to EPRI to help fund research and development programs such as advanced clean coal burning technology.

     SIGECO is participating with 14 other electric utility companies through Ohio Valley Electric Corporation (OVEC) in arrangements with the United States Department of Energy
(DOE), to supply the power requirements of the DOE plant near Portsmouth, Ohio. The sponsoring companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. The proceeds from the sale of power by OVEC are designed to be sufficient to meet all of its costs and to provide for a return on its common stock. During 1995, SIGECO's participation in the OVEC arrangements was 1.5%.

     SIGECO participates with 32 other utilities and other affiliated groups located in eight states comprising the east central area of the United States, in the East Central
Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability.

SIGECO - GAS BUSINESS

     SIGECO supplies natural gas service to 104,732 customers, including 95,519 residential, 8,987 commercial, 222 industrial and four public authority customers, through 2,745 miles of gas transmission and distribution lines.

     SIGECO owns and operates three underground gas storage fields with an estimated ready delivery from storage of 3.9 million Dth of gas. Natural gas purchased from SIGECO's suppliers is injected into these storage fields during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement the contracted volumes during periods of peak requirements. It is estimated that approximately 119,000 Dth of gas per day can be withdrawn from the three storage fields during peak demand periods on the system.

     The gas procurement practices of SIGECO and several of its major customers have been altered significantly during the past nine years as a result of changes in the natural gas industry. In 1985 and prior years, SIGECO purchased nearly its entire gas requirements from Texas Gas Transmission Corporation (TGTC) compared to 1995 when a total of 21 suppliers sold gas to SIGECO. In total, the Company purchased 15,229,051 Dth in 1995. In November 1993, TGTC restructured its services so that its gas supplies are sold separately from its interstate transportation services, and SIGECO assumed full responsibility for the purchase of all its natural gas supplies. (See subsequent reference in this section to the restructuring of interstate pipelines.)

     During 1995, twenty-eight of SIGECO's major gas customers took advantage of SIGECO's gas transportation program to procure a portion of their gas supply needs from suppliers other than SIGECO. A total of 11,963,531 Dth was transported for these major customers in 1995 compared to 11,584,538 Dth transported in 1994. SIGECO receives fees for the use of its facilities in transporting such gas.

     See "Rate and Regulatory Matters" in Item 7,
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION, page 15, for discussion of SIGECO's general adjustment in gas rates and for discussion of the FERC Order No. 636 which required interstate pipelines to restructure their services so that gas supplies are sold separately from interstate transportation services.

     The all-time record send out occurred during the 1993 - 1994 winter season on January 18, 1994, when 247,449 Dth of gas were delivered to SIGECO's customers. Of this amount, 97,946 Dth was purchased, 106,558 Dth was taken out of SIGECO's three underground storage fields, and 42,945 Dth was transported to customers under transportation agreements. The 1994-1995 winter season peak day send out was 185,411 Dth on February 8, 1995.

     The average cost per Dth of gas purchased by SIGECO
during the past five calendar years was as follows:   1991,
$2.71; 1992, $2.77; 1993, $2.85; 1994, $2.54; and 1995,
$2.48.

     The state of Indiana has established procedures which result in SIGECO passing on to its customers the changes in the cost of gas sold unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of gas cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve month period provided in the gas cost adjustment filing exceeds the total operating income authorized by the IURC during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve month period provided in the gas cost adjustment filing. During 1993-1995, neither restriction affected SIGECO. Additionally, these procedures provide for scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses. SIGECO's rate structure does not include a weather normalization-type clause whereby a utility would be authorized to recover the gross margin on sales established in its last general rate case, regardless of actual weather patterns.

     Natural gas research is supported by SIGECO through the Gas Research Institute in cooperation with the American Gas Association. Since passage of the Natural Gas Act of 1978, a major effort has gone into promoting gas exploration by both conventional and unconventional sources. Efforts continue through various projects to extract gas from tight gas sands, shale and coal. Research is also directed toward the areas of conservation, safety and the environment.

     On December 23, 1993, SIGECO entered into a definitive agreement to acquire Lincoln Natural Gas Company, Inc.
(LNG), a small gas distribution company currently serving approximately 1,400 customers contiguous to the eastern boundary of SIGECO's gas service territory. On June 30, 1994, SIGECO completed its acquisition of LNG after receiving the necessary regulatory and shareholder approvals. The applicable financial data in this filing has been restated to reflect this acquisition, except where noted. (See Note 1(a) of the Notes to Consolidated Financial Statements, page 29, for further discussion of this acquisition.)

NONREGULATED SUBSIDIARIES - GENERAL

     In addition to its wholly-owned utility subsidiary, SIGECO, SIGCORP has four active wholly-owned nonutility subsidiaries. Southern Indiana Properties, Inc., formed in 1986, invests principally in partnerships (primarily real estate), leveraged leases and marketable securities. Energy Systems Group, Inc., incorporated in April 1994, provides equipment and related design services to industrial and commercial customers. Southern Indiana Minerals, Inc., incorporated in May 1994, began start up operations in 1995 to process and market coal combustion by-products. ComSource, Inc., incorporated in June 1995, markets telecommunications services. (See Note 1(a) of the Notes to Consolidated Financial Statements, page 29, for further discussion.)

PERSONNEL

     SIGECO's network of gas and electric operations directly involves 793 employees with an additional 176 employed at Alcoa's Warrick Power Plant. Alcoa reimburses
SIGECO for the entire cost of the payroll and associated benefits at the Warrick Plant, with the exception of one-half of the payroll costs and benefits allocated to Warrick
Unit 4, which is jointly owned by SIGECO and Alcoa. The total payroll and benefits for SIGECO employees in 1995
(including all Warrick Plant employees) were $50.7 million, including $3.4 million of accrued postretirement benefits other than pensions (See Note 1(j) of the Notes to Consolidated Financial Statements, page 32, for further discussion of the new financial accounting standard requiring recognition of these costs effective January 1, 1993 and related regulatory treatment.) In 1994, total payroll and benefits were $49.1 million, including $4.3 million of accrued postretirement benefits other than pensions.

     On July 1, 1994, SIGECO signed a new four-year contract with Local 702 of the International Brotherhood of Electrical Workers. The contract provides for annual wage increases of 3.5%, 3.5%, 3.75% and 4.0%. Improvements in productivity, work practices and the pension plan are also included, along with initiatives to increase labor/management cooperation. Additionally, the Company's Hoosier Division signed a five-year labor contract with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The contract provides for annual wage increases of 3.5%, 3.5%, 3.75%, 4.0% and 4.0%. Also included are improvements in health care coverage costs and pension benefits.

     As of December 31, 1995, Southern Indiana Properties,
Inc. had 2 employees; Energy Systems Group, Inc. had 15 employees; Southern Indiana Minerals, Inc. had 6 employees;
and ComSource, Inc. had 7 employees. There were no labor organizations.

CONSTRUCTION PROGRAM AND FINANCING

     SIGCORP's demand for capital is primarily related to SIGECO's construction program including expenditures for SIGECO's Demand Side Management (DSM) programs.

     A total of $54,140,000 was spent in 1995 on SIGECO's construction program, of which $33,391,000 was for the electric system, $9,262,000 for the gas system, $2,436,000 for common utility plant facilities, and $9,051,000 for DSM programs. (See "Demand Side Management" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, page 18.) Major construction project expenditures in 1995 included $7.1 million, of which $5.1 million was insured, to replace and upgrade the turbine of its Culley Unit 1 turbine generator, the result of extensive damage from a fire occurring in 1994. The construction of the Culley scrubber project was completed and declared commercially in service on February 1, 1995, requiring $2.4 million in 1995. (See "Clean Air Act" in
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, page 18.)

     Other than an $8.4 million increase in short-term debt due primarily to the buyout of SIGECO's remaining long-term coal contract, no financing activity occurred during 1995.

     For 1996, SIGECO's construction expenditures are presently estimated to be $44 million which includes $5.2 million for DSM programs. Expenditures in the power production area are expected to total $8.4 million. The balance of the 1996 construction program consists of $18.5 million for additions and improvements to other electric system facilities, $7.5 million of additions and improvements to the gas system and $4.4 million for miscellaneous common utility plant buildings, fixtures and equipment.

     In keeping with SIGECO's objective to bring new facilities on line as needed, the construction program and amount of scheduled expenditures are reviewed periodically to factor in load growth projections, system planning requirements, environmental compliance and other considerations. As a result of this program of periodic review, construction expenditures may change in the future from the program as presented herein.

     Currently it is estimated that SIGECO's construction expenditures will total about $260 million for the years 1996-2000 as follows: 1996 - $44 million; 1997 - $66 million; 1998 - $53 million; 1999 - $44 million; and 2000 - $53 million. This construction program reflects approximately $25 million for the design and implementation of several comprehensive information systems and $17 million for DSM programs; however, as discussed in "Demand Side Management" of Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18, the anticipated changes in the electric industry may require further changes to the level of future DSM expenditures. While SIGCORP expects the majority of SIGECO's construction requirements and an estimated $65 million of required debt redemptions to be provided by internally generated funds, external financing requirements of $65-110 million are anticipated.

     The aforementioned amounts relating to SIGECO's construction program are in all cases inclusive of Allowance for Funds Used During Construction.

REGULATION

     Because of its ownership of SIGECO, SIGCORP is a "Holding Company" as defined by the Public Utility Holding Company Act of 1935 (PUHCA). Furthermore, SIGECO is also a "Holding Company" as defined by PUHCA due to SIGECO's ownership of LNG and 33% of Community Natural Gas Company. Both SIGCORP and SIGECO are exempt from regulation under the PUHCA except for the provisions of Section 9(A)(2), which pertains to acquisitions of other utilities.

     Operating as a public utility under the laws of Indiana, SIGECO is subject to regulation by the Indiana Utility Regulatory Commission as to its rates, services, accounts, depreciation, issuance of securities, acquisitions and sale of utility properties or securities, and in other respects as provided by the laws of Indiana.

     In addition, SIGECO is subject to regulation by the Federal Energy Regulatory Commission with respect to the classification of accounts, rates for its sales for resale, interconnection agreements with other utilities, and acquisitions and sale of certain utility properties as provided by the laws of the United States.

     See "SIGECO-Electric Business", page 2 and "SIGECO-Gas
Business", page 4 for further discussion regarding regulatory matters.

     SIGECO is subject to regulations issued pursuant to federal and state laws, pertaining to air and water pollution control. The economic impact of compliance with these laws and regulations is substantial, as discussed in detail under "Environmental Matters." SIGECO is also subject to multiple regulations issued by both federal and state commissions under the Federal Public Utility
Regulatory Policies Act of 1978.

COMPETITION

     SIGECO does not presently compete for retail electric or gas customers with the other utilities within its assigned service areas. As a result of changes brought about by the National Energy Policy Act of 1992, SIGECO may be required to compete (or have the opportunity to compete) with other utilities and wholesale generators for sales of electricity to existing wholesale customers of SIGECO and other potential wholesale customers. (See subsequent reference to discussion of this recent legislation.) SIGECO currently competes with other utilities in connection with intersystem bulk power rates.

     Some of SIGECO's customers have, or in the future could acquire, access to energy sources other than those available through SIGECO. (See "SIGECO-Gas Business", page 4, for discussion of gas transportation.) Although federal statute allows for bypass of a local distribution (gas utility) company, Indiana law disallows bypass in most cases and SIGECO would likely litigate such an attempt in the Indiana courts. Additionally, SIGECO's geographical location in the corner of the state, surrounded on two sides by rivers, limits customers' ability to bypass SIGECO. There is also increasing interest in research on the development of sources of energy other than those in general use. Such competition from other energy sources has not been a material factor to SIGECO in the past. SIGECO is unable, however, to predict the extent of competition in the future or its potential effect on SIGECO's operations.

     As part of its efforts to develop a National Energy Strategy, Congress has amended the Public Utility Holding Company Act and the Federal Power Act by enacting the National Energy Policy Act of 1992 (the Act), which will affect the traditional structure of the electric utility industry. (Refer to "National Energy Policy Act of 1992" in
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 17, for discussion of the major changes in the electric industry effected by the Act.)

ENVIRONMENTAL MATTERS

     SIGECO has substantially completed its investigation of the possible existence of facilities once owned and operated by SIGECO, its predecessors, previous landowners, or former affiliates of SIGECO utilized for the manufacture of gas.

Refer to "Environmental Matters" in Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION, page 18, for discussion of the results of the investigation.

     SIGECO is subject to federal, state and local regulations with respect to environmental matters, principally air, solid waste and water quality. Pursuant to environmental regulations, SIGECO is required to obtain operating permits for the electric generating plants which it owns or operates and construction permits for any new plants which it might propose to build. Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from SIGECO's facilities, including particulate matter, sulfur dioxide and nitrogen oxides. Regulations concerning water quality establish standards relating to intake and discharge of water from SIGECO's facilities, including water used for cooling purposes in electric generating facilities. Because of the scope and complexity of these regulations, SIGECO is unable to predict the ultimate effect of such regulations on its future operations, nor is it possible to predict what other regulations may be adopted in the future. SIGECO intends to comply with all applicable valid governmental regulations, but will contest any regulation it deems to be unreasonable or impossible to comply with or which is otherwise invalid.

     The implementation of federal and state regulations designed to protect the environment, including those hereinafter referred to, involves or may involve review, certification or issuance of permits by federal and state agencies. Compliance with such regulations may limit or prevent certain operations or substantially increase the cost of operation of existing and future generating installations, as well as seriously delay or increase the cost of future construction. Such compliance may also require substantial investments above those amounts stated under "Construction Program and Financing", page 6.

     All existing SIGECO electric generation facilities have operating permits from the Indiana Air Board or other agencies having jurisdiction. In order to secure approval for these permits, SIGECO has installed electrostatic precipitators on all coal-fired units and is operating flue gas desulfurization (FGD) units to remove sulfur dioxide from the flue gas at its A. B. Brown
Units 1 and 2 generating facilities. The FGD units at the Brown Station remove most of the sulfur dioxide from the flue gas emissions by way of a scrubbing process, thereby allowing SIGECO to burn high sulfur southern Indiana coal at the station.

     In October 1990, the U.S. Congress adopted major revisions to the Federal Clean Air Act. The revisions impose significant restrictions on future emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) from coal-burning electric generating facilities, including those owned and operated by SIGECO. The legislation severely affects electric utilities, especially those in the Midwest. Two of SIGECO's principal coal-fired facilities (A. B. Brown Units 1 and 2, totaling 500 megawatts of capacity) are presently equipped with sulfur dioxide removal equipment (scrubbers) and were not severely affected by the new legislation. However, 523 megawatts of SIGECO's coal-fired generating capacity were significantly impacted by the lower emission requirements. SIGECO was required to reduce total emissions from Culley Unit 3 (250 megawatts), Warrick Unit 4 (135 megawatts) and Culley Unit 2 (92 megawatts) by approximately 50% to 2.5 lb/MMBTU by January 1995 (Phase I) and to 1.2 lb/MMBTU by January 2000 (Phase II). SIGECO met the Phase I emission requirements by January 1995 with the implemention of its Clean Air Act Compliance Plan which includes equipping Culley Units 2 and 3 with a sulfur
dioxide scrubber, among other provisions.   Unit 1 at Culley
Station (46 megawatts) is also subject to the 1.2 lb/MMBTU restriction by January 2000. The legislation included various incentives to promote the installation of scrubbers on units affected by the 1995 deadline. Current regulatory policy allows for the recovery through rates of all authorized and approved pollution control expenditures.

     Refer to "Clean Air Act" in Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION, page 18, for discussion of SIGECO's
Clean Air Act Compliance Plan, which was filed with the IURC on January 3, 1992 and approved October 14, 1992, and the associated estimated costs.

     On April 1, 1994 , the EPA (Region V) issued SIGECO a Notice of Violation regarding the exceedance of quarterly opacity limitations at SIGECO's Culley Generating Station for six quarterly periods during 1992-1993. SIGECO met with the EPA in May 1994 to present SIGECO's voluntary opacity limitation compliance plan (Compliance Plan), which is designed to eliminate future exceedances, and which had already been implemented by SIGECO. The EPA has since accepted the Compliance Plan. The EPA issued an Agreed Order to SIGECO based on the accepted Compliance Plan and subsequent operational performance of the units. No civil penalty was levied.

     Under the Federal Clean Air Act (the Act), states are authorized to adopt implementation plans to fulfill the requirements of the Act. The Indiana Department of Environmental Management (IDEM), which administers the Indiana State Implementation Plan, issued to SIGECO on October 11, 1994 a Notice of Violation (NOV) regarding exceedance of quarterly opacity limitations for the first quarter of 1994 at SIGECO's Culley Generating Station. SIGECO subsequently consented to an Agreed Order and a civil penalty of $30,000. As previously discussed, actions had already been taken by SIGECO to correct compliance deficiencies with the opacity limitations before the NOV was issued.

     In connection with the use of sulfur dioxide removal equipment at the A. B. Brown Generating Station, SIGECO operates a solid waste landfill for the disposal of approximately 200,000 tons of residue per year from the scrubbing process. Renewal of the landfill operating permit was granted in March 1992 by the Indiana Department of Environmental Management (IDEM). The permit expires in January 1997. Additionally, IDEM granted SIGECO's request for modification (expansion) of the landfill, issuing the construction permit in March 1992. SIGECO also has a solid waste landfill available for the disposal of the gypsum by-product being produced by the new sulfur dioxide scrubber at the Culley Generating Station. SIGECO was granted a five-year operating permit for the landfill in June 1995, but anticipates using this landfill only when the gypsum by-product does not meet contract specifications. (Refer to "Clean Air Act" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18 of this report, for discussion of the sale of the gypsum by-product to a wallboard manufacturer.)

     Under the Federal Water Pollution Control Act of 1972 and Indiana law and regulations, SIGECO is required to obtain permits to discharge effluents from its existing generating stations into the navigable waterways of the United States. The State of Indiana has received authorization from the EPA to administer the Federal discharge permits program in Indiana. Variances from effluent limitations may be granted by permit on a plant-by-plant basis where the utility can establish the limitations are not necessary to assure the protection of aquatic life and wildlife in and on the body of water into which the discharge is to be made. SIGECO has been granted National Pollution Discharge Elimination System (NPDES) permits covering miscellaneous waste water and thermal discharges for all its generating facilities to which the NPDES is applicable, namely the Culley Station, A. B. Brown Station, Broadway Station (gas turbines) and Warrick Unit 4. Such discharge permits are limited in time and must be renewed at five-year intervals. During 1994, SIGECO submitted renewal applications, which are currently pending, for these permits. The existing permits will remain in effect until action is taken by IDEM on the renewal applications. At present, there are no known enforcement proceedings concerning water quality pending or threatened against SIGECO.

EXECUTIVE OFFICERS OF SIGCORP AND SIGECO

                Age at
Name           12/31/95  Positions Held During Past Five Years      Dates
R. G. Reherman 60        Chairman of the Board of Directors,
                         President and Chief Executive
                         Officer of SIGCORP            01-01-96 - Present
                         Chairman of the Board of Directors,
                         President and Chief Executive
                         Officer of SIGECO             03-24-92 - Present
                         President, Chief Executive Officer
                         and Director of SIGECO              * - 03-24-92

A. E. Goebel   48        Secretary and Treasurer of
                          SIGCORP                      01-01-96 - Present
                         Senior Vice President, Chief Financial
                         Officer, Secretary and Treasurer
                          of SIGECO                          * -  Present

J. G. Hurst    52        Senior Vice President and General Manager
                         of Operations of SIGECO       03-01-92 - Present
                         Vice President, Gas and Warrick Operations
                         of SIGECO                          * - 03-01-92

J. L. Davis    40        Vice President of Marketing and Customer
                         Service of SIGECO             07-17-95 - Present
                         Director of Marketing of
                          SIGECO                             * - 07-14-95

R. G. Jochum   48        Vice President and Director of Power
                         Production of SIGECO          07-07-94 - Present
                         Director of Power Production
                         of SIGECO                     09-13-93 - 07-01-94

G. M. McManus  48        Vice President and Director of
                          Governmentaland Public
                          Relations of SIGECO          03-01-92 - Present
                         Director of Governmental
                          Affairs of SIGECO                 * - 03-01-92

J. W. Picking  64        Vice President and Director
                          of Gas Operations            03-01-92 - Present
                         of SIGECO
                         Director of Gas Operations
                          of SIGECO                          * - 03-01-92

* Indicates positions held at least since 1991.


Item 2.  PROPERTIES

     SIGCORP has no significant properties other than common stock of affiliates.

     SIGECO's installed generating capacity as of December 31, 1995 was rated at 1,236,000 Kw. SIGECO's coal-fired generating facilities are: the Brown Station with 500,000 Kw of capacity, located in Posey County about eight miles east of Mt. Vernon, Indiana; the Culley Station with 386,000 Kw of capacity, and Warrick Unit 4 with 135,000 Kw of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80,000 Kw Brown Gas Turbine located at the Brown Station; two Broadway Gas Turbines located in Evansville, Vanderburgh County, Indiana, with a combined capacity of 115,000 Kw; and, two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20,000 Kw. The Brown and Broadway turbines are also equipped to burn oil. Total capacity of SIGECO's five gas turbines is 215,000 Kw and are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

     SIGECO's transmission system consists of 797 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 26 substations with an installed capacity of 3,860,653 kilovolt amperes (Kva). The electric distribution system includes 3,176 pole miles of lower voltage overhead lines and 194 trench miles of conduit containing 1,110 miles of underground distribution cable. The distribution system also includes 87 distribution substations with an installed capacity of 1,602,297 Kva and 46,140 distribution transformers with an installed capacity of 1,844,458 Kva.

     SIGECO owns and operates three underground gas storage fields with an estimated ready delivery from storage capability of 3.9 million Dth of gas. The Oliver Field, in service since 1954, is located in Posey County, Indiana, about 13 miles west of Evansville. The Midway Field is located in Spencer County, Indiana, about 20 miles east of Evansville near Richland, Indiana, and was placed in service in December 1966. The third field is the Monroe City Field, located in Knox County, about 10 miles east of Vincennes, Indiana. The field was placed in service in 1958.

     SIGECO's gas transmission system includes 335 miles of transmission mains, and the gas distribution system includes
2,410 miles of distribution mains.

     SIGECO's properties, excluding those of its subsidiary, LNG, are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932 between SIGECO and Bankers Trust Company, New York, as Trustee, as supplemented by various supplemental indentures, all of which are exhibits to this report and collectively referred to as the "Mortgage".

     Subsidiaries other than SIGECO have no significant properties other than investments in real estate partnerships, leveraged leases, and marketable securities.

Item 3.  LEGAL PROCEEDINGS.

     On January 27, 1993, a coal supplier filed a complaint in the Federal District Court for the Southern District of Indiana alleging that SIGECO breached a coal supply contract between SIGECO and that supplier. SIGECO had notified the supplier that it would not require any delivery of coal under the contract for at least some part of 1993. The supplier claimed that this action violated certain minimum purchase requirements imposed by the contract, and asked the court to require specific performance of the contract by SIGECO and for unspecified monetary damages. The complaint alleged that SIGECO was obligated to purchase coal at a minimum rate of 50,000 tons per month under the contract and in any event to purchase all of the coal consumed at SIGECO's A. B. Brown generating plant below 1,000,000 tons per year. The contested contract was originally through December 31, 1998. SIGECO filed counterclaims and disputed that its actions violated the terms of the contract. On March 26, 1993, SIGECO and the coal supplier agreed to resume coal shipments but with the invoiced price per ton substantially lower than the contract price and subject to final outcome of the litigation. On June 6, 1993, the coal supplier won a summary judgement to require SIGECO to take a minimum of 600,000 tons annually, more or less in equal weekly shipments. SIGECO maintained that shipments from the supplier did not conform to the agreed upon coal specifications in the contract. This litigation came to trial conclusion based upon summary judgment motions in June 1994. The U. S. District Court found in favor of SIGECO regarding required coal quality specification and, in the earlier summary judgment, found in favor of the coal supplier regarding alleged minimum annual tonnage requirements. Damages of $1,442,000 were awarded to the coal supplier. Both parties initiated appeal procedures and expected the case to be heard by the Court of Appeals in mid-1995 with a decision from that court later in 1995. Concurrently, the parties initiated mediation. The 7th Circuit Court of Appeals scheduled the appeals hearing for April 10, 1995; however, the parties reached a settlement agreement on April 10, 1995 prior to the hearing. Under the terms of the contract buyout agreement, which was effective July 16, 1995, all claims by the parties were set aside. No damages were paid by either party. (Refer to "SIGECO - ELECTRIC BUSINESS" in Item 1, BUSINESS, page 2, for discussion of the coal contract buyout and estimated net savings in coal costs.)

     There are no other pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant is a party.

     No material legal proceedings were terminated during the fourth quarter of 1995.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None

                             PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY HOLDER MATTERS

     Effective January 1, 1996, all shares of common stock of SIGECO were exchanged for an equal number of shares of common stock of SIGCORP. As of February 23, 1996, SIGCORP had 8,833 holders of record of common stock. The principal market on which SIGCORP's common stock is traded is the New York Stock Exchange, Inc. where the common stock is listed. The high and low sales prices for SIGECO's stock as reported in the consolidated transaction reporting system for each quarterly period during the two most recent fiscal years are:

                                   QUARTERLY PERIOD
              1               2               3                4
        High    Low      High    Low     High     Low     High    Low
1995    $29-1/4 $26-3/8  $34-1/8 $28-7/8 $33-3/4  $30     $36-3/8 $32-5/8
1994    $33-7/8 $28      $30-1/8 $26-1/2 $28-1/2  $26-1/4 $27-1/8 $24

     Dividends declared and paid per share of SIGECO common stock during the past two years were:

QUARTERLY PERIOD

                      1            2          3           4
1995                  $0.4225      $0.4225    $0.4225     $0.4225
1994                  $0.4125      $0.4125    $0.4125     $0.4125

The quarterly dividend on common stock was increased to 43-
1/4 cents per share in January 1996, payable March 20, 1996.

DIVIDEND RESTRICTIONS

     The following restrictions pertain to SIGECO but, to the extent that the dividends of SIGCORP depend on SIGECO earnings, may have an effect on SIGCORP.

     The payment of cash dividends on SIGECO's common stock is, in effect, restricted by the Mortgage to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1947, subject to reduction if amounts deducted from earnings for current repairs and maintenance and provisions for renewals, replacements and depreciation of all the property of SIGECO are less than amounts specified in the Mortgage. (See Section 1.02 of the Supplemental Indenture dated as of July 1, 1948, as supplemented.) No amount was restricted against cash dividends on common stock as of December 31, 1995, under this restriction.

     The payment of cash dividends on common stock is, in effect, restricted by the Amended Articles of Incorporation to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1935. The Amended Articles of Incorporation require that, immediately after such dividends, there shall remain to the credit of earned surplus an amount at least equal to two times the annual dividend requirements on all then outstanding Preferred Stock, No Par Value. (See Art. VI, Terms of Capital Stock, General Provisions (B)). The amount restricted against cash dividends on common stock at December 31, 1995 under this restriction was $2,194,121, leaving $234,034,230 unrestricted for the payment of dividends. In addition, the Amended Articles of Incorporation provide that surplus otherwise available for the payment of dividends on common stock shall be restricted to the extent that such surplus is included in a calculation required to permit SIGECO to issue, sell or dispose of preferred stock or other stock senior to the common stock (Art. VI, Terms of Capital Stock, General Provisions (E)).

         An order of the Securities and Exchange Commission dated October 12, 1944 under the Public Utility Holding Company Act of 1935 in effect restricts the payment of cash dividends on common stock to 75% of net income available for distribution to the common stock, earned subsequent to December 31, 1943, if the percentage of common stock equity to total capitalization and surplus, as defined, is less than 25%. At December 31, 1995, such ratio amounted to approximately 47%.

Item 6.  SELECTED FINANCIAL DATA

                        for the years ended December 31,
                        1995     1994      1993     1992     1991
                          (in thousands except per share data)
Operating Revenues      $338,698 $330,035  $329,489 $306,905 $322,582
Operating Income        $ 53,873 $ 52,367  $ 51,565 $ 50,895 $ 53,156
Net Income Before
Cumulative Effect of
 Accounting Change      $ 38,525 $ 39,920  $ 38,483 $ 35,491 $ 37,232
Net Income              $ 44,819 $ 39,920  $ 38,483 $ 35,491 $ 37,232
Average Common Shares
 Outstanding              15,755   15,755    15,755   15,755   15,705
Earnings Per Share of Common Stock
 Before Cumulative Effect
 of Accounting Change      $2.44    $2.53     $2.44    $2.25    $2.37
 Cumulative Effect of
   Accounting Change       $0.40    $   -     $   -    $   -    $   -
 Total Earnings Per
 Share of Common Stock     $2.84    $2.53     $2.44    $2.25    $2.37
Dividends Per Share of
 Common Stock              $1.69    $1.65     $1.61    $1.56    $1.50
Total Assets            $923,981 $917,416  $860,841 $762,133 $747,445
Redeemable Preferred
 Stock                  $  8,424 $  8,515  $  8,515 $  8,515 $  1,100
Long-Term Obligations   $265,085 $274,467  $274,884 $213,026 $236,844

     Periods prior to 1992 were not restated to reflect the results of Lincoln Natural Gas company, Inc., acquired June 30, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP) became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries (see "Holding Company"). Because of the significance of SIGECO, the operating results of the nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP.

Earnings per share were $2.84 in 1995, compared to 1994 earnings of $2.53 and 1993 earnings of $2.44. The 1995 earnings include a one-time favorable adjustment of $.40 per share in recognition of the impact of SIGECO's change to the unbilled revenue method of accounting (see "Change in Accounting Method").

In addition to the accounting change, the 1995 earnings were favorably impacted by a number of items, including:
     * Higher sales margins resulting from approved increases in gas and electric rates
     *  Increased sales to retail and wholesale electric

        customers
     * Sale to another utility of SIGECO's 1995 allotment of SO2 "extension allowances"
     * Decrease in income taxes resulting from income tax reserve adjustments

The above listed items were more than offset by two major events:
     * A delay in receipt of an adjustment in retail electric rates until approximately six months after SIGECO's new Culley SO2 removal facility began operation
     * A devastating summer storm which resulted in $2 million in expenses being incurred for repairs to system facilities

REVENUES.

Electric revenues increased approximately 5.6% ($14.6 million) over 1994 due to implementation of the second and third steps of a three step increase in retail electric rates (see "Rate and Regulatory Matters") and increased sales to SIGECO's retail and wholesale electric customers. In 1994, electric operating revenues rose 1% ($2.5 million) due to adjustments to base electric rates and higher sales to retail customers. Total sales to retail electric customers and five firm contract wholesale customers were up 3.2% in 1995, following increases of 1.7% and 7.9% in 1994 and 1993, respectively. Due to warmer temperatures, an all time peak load of 1,082 megawatts was reached on August 17. The 1995 peak was 1.3% higher than the previous all-time peak of 1,068 megawatts set on July 28, 1993. SIGECO's total generating capacity at the time of the 1995 peak was 1,236 megawatts, representing a 14% reserve margin, excluding the availability of an additional 5% of capacity through interruptiblity arrangements with certain large customers.

Lower gas costs recovered through retail rates and fewer sales to residential customers more than offset the impact on gas operating revenues of the second step (about 4% of gas revenues, or $2.75 million on an annual basis) of SIGECO's two-step increase in its base gas rates, effective August 1, 1994 (see "Rate and Regulatory Matters").
Overall, gas revenues declined 8.5% ($5.9 million). Gas sales in total were relatively unchanged from 1994, however, residential sales were down 4% despite slightly cooler winter temperatures and a 2% growth in residential customer base. Very cold weather in December 1993 caused recorded residential sales in January 1994 under the cycle billing method to be 21% higher than in January 1995 (see "Change In Accounting Method"). Gas revenues were down 2.8% in 1994 on fewer sales to all customers and lower recovered gas costs.

FUEL AND PURCHASED ELECTRIC ENERGY.

Although SIGECO's electric generation was 3.8% greater as a result of the increased sales, fuel for electric generation, the most significant electric operating cost, declined 2.6% due to lower coal costs. In 1995, SIGECO took advantage of generally lower spot market coal prices to attain the lower coal costs. SIGECO continues to pursue further reductions in coal prices as a key component of its strategy to remain a low-cost provider of electricity (see "Rate and Regulatory Matters"). The 1994 fuel costs were 2.8% higher than 1993 due to a 7.2% increase in generation.

SIGECO increased its purchases of electricity from other utilities by 69% in 1995 compared to the previous year to meet the greater energy requirements of its customers. Conversely, purchased electric energy costs in 1994 were 41% lower than in 1993 due primarily to lower energy requirements.

COST OF GAS SOLD.

Cost of gas sold, the major component of gas operating expenses, declined 4.8% ($2 million) in 1995 to $40.3 million, following a 17.5% ($9 million) decrease in 1994. The lower gas costs in 1995 were due to 7.7% lower unit gas costs, partially offset by increased deliveries to customers. The lower cost of gas sold in 1994 was due to fewer deliveries and a 7.9% decline in average unit costs of gas delivered. The market for purchase of natural gas supply continues to be volatile, reflecting the general tightening of the balance between available supply and demand after several years of excess supply and, more recently, the effect of the further deregulation of the gas pipeline industry (see "Rate and Regulatory Matters"). Changes in the cost of gas sold are passed on to customers through Indiana Utility Regulatory Commission (IURC)- approved gas cost adjustments.

OTHER OPERATION AND MAINTENANCE EXPENSES.

Other operation expenses rose $1.8 million (3.7%) during 1995 due primarily to the costs of additional postretirement benefits other than pensions applicable to retail electric operations, about $2.8 million on an annual basis beginning June 1995, which were previously deferred pending inclusion in electric rates (see "Rate and Regulatory Matters"). In 1994, SIGECO began expensing demand side management (DSM) expenditures and postretirement benefits other than pensions allocable to firm wholesale electric customers as incurred, which totaled $1.4 million in 1995. The increased operation expenses also reflected the operating costs of the new sulfur dioxide scrubber placed in commercial service February 1, 1995 (see "Clean Air Act"), which are expected to be approximately $4 million on an annual basis. During 1994, other operation expenditures in the electric area also increased due to expensing the previously deferred DSM and postretirement benefit costs allocable to firm wholesale customers applicable to 1993 and 1994, and to higher other operation expenses. Other operation expenses in the gas area were down from 1994 when SIGECO initiated an accelerated program of relocating gas customer meters outside of customer premises to aid in future operating efficiencies, and incurred greater employee-related benefit costs and increases in various other operating expenses.

On June 8, exactly 13 years after a devastating storm in 1982, SIGECO's electric service area experienced a storm requiring expenditures totaling $3.5 million to restore service to its customers. Despite the extent of the damage, SIGECO was able to restore power to all customers within six days. Of the total restoration costs, approximately $2 million were related to system repairs; the remainder represented capital replacements. These expenditures were the chief reason for a 5.9% ($1.8 million) increase in maintenance expenses, following a 13.4% ($3.6 million) rise in 1994 due to several significant maintenance projects at SIGECO's production facilities.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization expense was 4.2% ($1.6 million) higher in 1995, following a 2% increase in 1994, due primarily to the depreciation of SIGECO's $103 million investment in its Clean Air Act Compliance Plan facilities (see "Clean Air Act") beginning February 1, 1995, and to the 15-year amortization of DSM expenditures allocable to firm retail electric customers, which have been deferred since 1991 pending inclusion in rates. Lower depreciation rates on other electric utility plant resulting from a recent depreciation rate study, made effective June 1995, partially offset the impact of increased plant investment and amortization of DSM expenditures. Depreciation of gas plant increased slightly during 1995 due to SIGECO's continued investment in facilities required by new business development and improvements to the existing gas distribution system. Depreciation expense on gas plant decreased in 1994, reflecting the impact of a full year of lower depreciation rates implemented during 1993 as a result of SIGECO's gas rate case.

While inflation has a significant impact on the replacement cost of SIGECO's facilities, only the historical cost of electric and gas plant investment is recoverable in revenues as depreciation under the ratemaking principles followed by the IURC, under whose regulatory jurisdiction SIGECO is subject. With the exception of adjustments for changes in fuel and gas costs and margin on sales lost under SIGECO's demand side management programs (see "Demand Side Management"), SIGECO's electric and gas rates remain unchanged until a rate application is filed and a general rate order is issued by the IURC.

TAXES.

Although 1995 pretax income was comparable to 1994, an adjustment to income tax reserves resulted in a $1.2 million decrease in federal and state income tax expenses, following a 5.4% increase in income tax expense in 1994 on higher pretax income. Taxes other than income taxes were up $3.5 million in 1995, following a $3.3 million decrease in 1994 resulting from adjustments to prior years' provisions for property taxes related to the favorable outcome of a property tax appeal.

OTHER INCOME AND INTEREST CHARGES.

Other income was $1.1 million lower during 1995 due to a $3.6 million decrease in allowance for equity funds used during construction resulting from the completion of SIGECO's new sulfur dioxide scrubber February 1, 1995. The sale to another utility of SIGECO's 1995 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") granted by the EPA, and improved results of certain SIGCORP nonregulated subsidiaries, partially offset the impact of the decline in allowance for equity funds used during construction (see "Clean Air Act").

Interest and other charges were 8.8% ($1.8 million) higher than in 1994 due primarily to lower capitalized interest resulting from completion of the scrubber. In 1994, interest expense was relatively unchanged when increased interest on short-term debt was offset by additional interest capitalized due to the increased construction program.

RATE AND REGULATORY MATTERS.

As described in Note 1 of the Notes to Consolidated Financial Statements, SIGECO complies with the provisions of Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation" that allows certain costs incurred by SIGECO that have been, or are expected to be, approved by regulatory authorities for recovery through rates, to be deferred as regulatory assets until recovered by SIGECO. In the event SIGECO determines that it no longer meets the criteria for following FAS 71, the accounting impact would be an extraordinary noncash charge to operations of an amount that could be material. Criteria that could give rise to the discontinuance of FAS 71 include
(1) increasing competition that restricts SIGECO's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SIGECO periodically reviews these criteria to ensure the continuing application of FAS 71 is appropriate. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995 and effective January 1, 1996, imposes a stricter criterion for these regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SIGECO will adopt this new standard for 1996, but does not expect that adoption will have a material impact on financial position or results of operations. Because SIGECO was undecided whether it would seek recovery of 1993 and 1994 demand side management expenditures and postretirement benefits other than pensions allocable to firm wholesale customers, about $2.5 million of these costs which had been deferred as regulatory assets were expensed during 1994. SIGECO continued to expense these costs as incurred during 1995 (see "Electric Operations"), and believes all remaining regulatory assets are recoverable under SIGECO's present regulatory environment.

In November 1992, SIGECO petitioned the IURC requesting a general increase in gas rates, the first such adjustment since 1982. On July 21, 1993, the IURC approved an overall increase of approximately 8%, or $5.5 million in revenues, in SIGECO's base gas rates. The increase was implemented in two equal steps of approximately 4% on August 1, 1993 and August 1, 1994. On September 7, 1995, SIGECO petitioned the IURC seeking a general increase in gas rates. The requested adjustment in rates, over those granted in 1993, is necessary to recover increases in operating and maintenance costs and additional investment in gas distribution facilities. The adjustment includes recovery of additional costs incurred for postretirement benefits other than pensions related to gas operations approximating $1.1 million annually beginning in 1993, which have been deferred pending inclusion in rates. The petition also requested the merger into SIGECO of its Lincoln Natural Gas Company subsidiary (Lincoln) and the consolidation of gas rates for customers of SIGECO's Evansville and Hoosier divisions and of Lincoln into one set of rates. SIGECO filed its case-in-chief on December 15, 1995 supporting an overall increase of 11%, or $7.2 million in revenues.

On September 15, 1993, the IURC granted SIGECO's request for a 1% increase in electric revenues, approximately $1.8 million on an annual basis, which took effect October 1, 1993, representing the first step in the recovery of the financing costs on its investment through March 31, 1993 in the Clean Air Act Compliance project constructed at the Culley Generating Station. The majority of the costs are for the installation of a sulfur dioxide scrubber on Culley Units 2 and 3 (see "Clean Air Act"). A second increase, 2.3%, approximately $5.1 million on an annual basis, effective June 29, 1994, was granted for recovery of financing costs related to the scrubber construction expenditures from April 1, 1993 through January 31, 1994.
On December 22, 1993, SIGECO petitioned the IURC for the third of the three planned general retail electric rate increases related to its Clean Air Act Compliance project. The final adjustment was necessary to cover financing costs related to the balance of the project construction expenditures, costs related to the operation of the scrubber, and certain nonscrubber-related operating costs such as additional costs incurred for postretirement benefits other than pensions beginning in 1993 and the recovery of demand side management program expenditures (see "Demand Side Management"). On June 21, 1995, the IURC approved an overall increase of approximately 2.1% , or $4.5 million in revenues, effective June 27, 1995.

Over the past several years, SIGECO has been actively involved in intensive contract negotiations and legal actions to reduce its coal costs and thereby lower its electric rates. On April 10, 1995, SIGECO reached an agreement with its remaining long-term contract coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause.

In 1992, the Federal Energy Regulatory Commission (FERC) issued Order No. 636 (the Order) which required interstate pipelines to restructure their services. Under the Order, the stated purpose of which is to improve the competitive structure of the natural gas pipeline industry, existing pipeline sales service was "unbundled" so that gas supplies are sold separately from interstate transportation services. FERC has authorized the pipelines to seek recovery of certain "transition" costs associated with restructuring from their customers.

SIGECO's total transition costs will approximate $4.2 million. Through 1995, SIGECO has been billed $3 million of these transition costs by its former major pipeline supplier, Texas Gas Transmission Corporation, $1.8 million of which it deferred pending authorization by the IURC of recovery of such costs. SIGECO has also recorded the liability for $1.2 million of these costs which have not yet been billed. On November 2, 1995, the IURC approved SIGECO's request for recovery of transition costs through the gas cost adjustment; however, the Utility Consumer Counselor has appealed the IURC-approved method of allocation of the transition costs to SIGECO's customers, and implementation of recovery of these costs is pending the outcome of the appeal.

NATIONAL ENERGY POLICY ACT OF 1992.

Key provisions of the National Energy Policy Act of 1992 (the Act) are expected to cause some of the most significant changes in the history of the electric industry. The primary purpose of the electric provisions is to increase competition in electric generation by enabling virtually nonregulated entities, such as exempt wholesale generators, to develop power plants, and by providing the FERC authority to require a utility to provide transmission services, including the expansion of the utility's transmission facilities necessary to provide such services, to any entity selling electricity at wholesale. Although the FERC may not order retail wheeling (the transmission of electricity directly to an ultimate consumer), it may order wheeling of electricity generated by an exempt wholesale generator or another utility to a wholesale customer of a regulated utility.

Pursuant to the authority granted it by the Act, on March 29, 1995, FERC issued a Notice of Proposed Rulemaking (MEGA-
NOPR) on Open Access. The MEGA-NOPR is essentially the electric industry's equivalent of FERC's Order 636 applicable to the natural gas industry. The MEGA-NOPR as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, and require utilities to use the tariffs for their own bulk power transactions. A final order is expected during 1996. On December 22, 1995, SIGECO filed a Point-To-Point Transmission Service Tariff and a Network Integration Transmission Service Tariff which closely conform to the pro forma tariffs required by the MEGA-NOPR, under which SIGECO will offer firm and nonfirm point-to-point transmission service, network integration transmission service and certain ancillary services to any entity eligible for mandatory wholesale transmission service under the MEGA-NOPR. SIGECO is currently evaluating its position with respect to the provisions of the MEGA-NOPR and the potential effects upon SIGECO if ultimately adopted.

Although SIGECO is uncertain of the final outcome of these developments, it is committed to pursuing, and is moving rapidly to implement, its corporate strategy of positioning itself as a low-cost energy producer and the provider of high quality service to its retail as well as wholesale customers. SIGECO has consistently had some of the lowest per-unit administrative, operation and maintenance costs in the industry, and with the completion of its coal supply reformation strategy will also rank among the lowest cost power producers (see "Rate and Regulatory Matters" for discussion of coal contract negotiations).

CHANGE IN ACCOUNTING METHOD.

Effective January 1, 1995, SIGECO adopted the unbilled revenue method of accounting to accrue the amount of revenue for sales delivered but unbilled at the end of each month to more closely match revenues with expenses. Previously, SIGECO recognized electric and gas revenues when customers were billed on a cycle billing basis, and the utility service rendered after monthly meter reading dates through the end of a calendar month became part of operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1995, net of income taxes, was $6.3 million (40 cents per common share) and is reported as a separate component of net income for 1995. The effect of the change for 1995 is comprised of a $1.6 million increase in operating income in addition to the cumulative effect of the change. (See Note 3 of Notes to Consolidated Financial Statements for further discussion of this accounting change and the impact of the change on prior periods on a pro forma basis).

HOLDING COMPANY.

On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.

Effective January 1, 1996, the new holding company, SIGCORP, became the parent of SIGECO and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected.

The reorganization is in response to the changes created in the electric industry by the Energy Policy Act of 1992 and the need to respond quickly to the more competitive business environment. The new structure will buffer SIGECO and its customers from the effects of pursuing nonregulated opportunities while allowing SIGCORP to engage in closely related, but historically nonregulated, businesses. Providing gas and electric utility service to customers through SIGECO will remain the core business and primary focus of SIGCORP.

ENVIRONMENTAL MATTERS.

Testing of five sites utilized for the manufacture of gas by predecessors of SIGECO was substantially completed in 1995. Under current regulations, no remedial action is necessary or required unless the soil is disturbed. If remediation efforts are required in the future, SIGECO estimates the related costs would not exceed $250,000 on a current basis. At the present time, SIGECO does not anticipate that remediation efforts will be required at any of these sites and therefore has not provided for such costs. SIGECO has not been named a potentially responsible party by the Environmental Protection Agency (EPA).

CLEAN AIR ACT.

To meet the Phase I requirements of the Clean Air Act
Amendments of 1990 and nearly all of the Phase II requirements, SIGECO's Clean Air Act Compliance Plan (the
Compliance Plan), which was developed as a least-cost approach to compliance, proposed the installation of a single scrubber at the Culley Generating Station to serve both Culley Unit 2 (92 MW) and Culley Unit 3 (250 MW) and the installation of state of the art low NOx burners on these two units. In October 1992, the IURC approved a stipulation and settlement agreement between SIGECO and intervenors essentially approving the Compliance Plan.

Construction of the facilities, originally projected to cost approximately $115 million including the related allowance for funds used during construction, began during 1992, and was completed and declared commercially in service on February 1, 1995 at a total cost of $103 million. Under the settlement agreement, the maximum capital cost of the Compliance Plan to be recovered from ratepayers is capped at approximately $107 million, plus any related allowance for funds used during construction. The estimated annual cost to operate and maintain the facilities, including the cost of chemicals to be used in the process, is approximately $4 million.

By installing a scrubber, SIGECO was entitled to apply to the federal EPA for extra allowances, called "extension allowances". SIGECO will receive about 88,500 extension allowances, which it has sold to another party under a confidential agreement. As part of the IURC-approved stipulation and agreement, SIGECO agreed to credit approximately $2.5 million per year for the period 1995 through 1999 to retail customers to reduce the rate impact of the Compliance Plan.

With the addition of the scrubber, SIGECO is exceeding the minimum compliance requirements of Phase I of the Clean Air
Act and has available unused allowances, called
"overcompliance allowances", for sale to others or for retention by SIGECO to meet stricter post-2000 emission limitations. Proceeds from sales of overcompliance allowances will also be passed through to customers.

The scrubbing process utilized by the Culley scrubber produces a salable by-product, gypsum, a substance commonly used in wallboard and other products. In December 1993, SIGECO finalized negotiations for the sale of an estimated 150,000 to 200,000 tons annually of gypsum to a major manufacturer of wallboard. During 1995, SIGECO shipped 171,000 tons of gypsum to the manufacturer. The agreement will enable SIGECO to reduce certain operating costs with the proceeds from the sale of the gypsum, further mitigating the rate impact of the Compliance Plan.

DEMAND SIDE MANAGEMENT.

In October 1991, the IURC issued an order approving expenditures by SIGECO for development and implementation of DSM programs. The primary purpose of the DSM programs is to reduce the demand on SIGECO's generating capacity at the time of system peak requirements, thereby postponing or avoiding the addition of generating capacity. Thus, the order of the IURC provided that the accounting and ratemaking treatment of DSM program expenditures should generally parallel the treatment of construction of new generating facilities.

Most of the DSM program expenditures allocated to retail electric customers are being capitalized per the IURC order and will be amortized over a 15-year period beginning at the time SIGECO reflects such costs in its rates. SIGECO began recovering DSM costs incurred through 1993 in base retail electric rates approved June 21, 1995 (see "Rate and Regulatory Matters"). In addition to the recovery of DSM program costs through base rate adjustments, SIGECO is collecting, through a quarterly rate adjustment mechanism, most of the margin on sales lost due to the implementation of DSM programs.

According to projections included in SIGECO's latest update of its Integrated Resource Plan (IRP), filed by SIGECO in November 1995 and subject to IURC approval, SIGECO expects to incur costs of approximately $20 million on DSM programs during the 1996-2000 period. The projections indicate that by 2000, approximately 60 megawatts of capacity are expected to have been postponed or eliminated due to these programs. While the latest projections of DSM expenditures are an estimated $80 million through the year 2014, they are forecasted to result in incremental savings of approximately $140 million to ratepayers by deferring the need for approximately 74 megawatts of new generating capacity.
These projections reflect substantial reductions in previously projected DSM programs, related costs and associated results due to the anticipated changes in the electric industry precipitated by the National Energy Policy Act of 1992. Additional changes to these programs in the future are possible.

Athough SIGECO does not currently anticipate the need for future additional base-load generation, the 1995 IRP forecasts the need to acquire 20 megawatts of short-term peaking capacity beginning in 1997.

LIQUIDITY AND CAPITAL RESOURCES.

In 1995, financial performance continued to be solid. Internally generated cash (net income less dividends plus charges to net income not requiring cash) fully funded SIGECO's construction and DSM program expenditures, and earnings continued to be of high quality, with allowance for funds used during construction representing only 2.6% of net income before the cumulative effect of the accounting change. The ratio of earnings to fixed charges (SEC method) excluding the cumulative effect of the accounting change was 3.5:1, the embedded cost of long-term debt is approximately 6.7%, and SIGECO's long-term debt continues to be rated AA by major credit rating agencies.

SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and to expenditures for SIGECO's DSM programs. Construction expenditures, including $9.1 million for DSM programs, totaled $54.1 million during 1995, compared to the $84.8 million expended in 1994. As discussed in "Clean Air Act", construction of the new scrubber was completed and declared commercially in service February 1, 1995, requiring only $2.4 million in 1995 compared to $36.4 million in 1994. During 1995, SIGECO replaced and upgraded the turbine of its Culley Unit 1 turbine generator at a cost of $7.1 million of which $5.1 million was insured, the result of extensive damage from a fire occurring in 1994. The remainder of the 1995 construction expenditures consisted of normal replacements and improvements to gas and electric facilities. SIGCORP and SIGECO have access to outside capital markets and to internal sources of funds that together should provide sufficient resources to meet capital requirements and do not anticipate any changes that would materially alter their current liquidity.

At this time, SIGECO expects that construction requirements for the years 1996-2000 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources; and approximately $17 million of capitalized expenditures to develop and implement DSM programs. As discussed previously in "Demand Side Management", the anticipated changes in the electric industry may require further changes to the level of future DSM expenditures.
While SIGECO expects the majority of construction program and debt redemption requirements to be provided by internally generated funds, external financing requirements of $60-70 million are anticipated.

Other than an $8.4 million increase in short-term debt due primarily to the buyout of SIGECO's remaining long-term coal contract, no financing activity occurred during 1995, which was comparable to 1994, when the only financing activity was
an $11 million increase in short-term debt.   At year end,
SIGCORP had $30.5 million in short-term borrowings, leaving unused lines of credit and trust demand note arrangements totaling $8.5 million.

During the five-year period of 1996-2000, SIGCORP anticipates that a total of $83.4 million of debt securities will be redeemed.

SIGCORP is confident that its long-term financial objectives, which include maintaining a capital structure near 45-50% long-term debt, 3-7% preferred stock and 43-48% common equity, will continue to be met, while providing for future construction and other capital requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page No.
1.  Financial Statements:

          Report of Independent Public Accountants                22

          Consolidated Statements of Income for the years
          ended December 31, 1995, 1994 and 1993                  23

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1995, 1994 and 1993                  24

          Consolidated Balance Sheets - December 31, 1995
           and 1994                                               25-26

          Consolidated Statements of Capitalization -
          December 31, 1995 and 1994                              27

          Consolidated Statements of Retained Earnings for the
          years ended December 31, 1995, 1994 and 1993            28

          Notes to Consolidated Financial Statements              29-41

2.  Supplementary Information:

          Selected Quarterly Financial Data                       42

3.  Supplemental Schedules:

          Schedule II - Valuation and Qualifying Accounts
           and Reserves for the years ended
           December 31, 1995, 1994 and 1993                       46

    All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial
     Statements or the accompanying Notes to Consolidated
     Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS OF SIGCORP, Inc.:

   We have audited the consolidated balance sheets and consolidated statements of capitalization of SIGCORP, Inc. (an Indiana corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the supplemental schedule referred to below are the responsibility of SIGCORP'S management.
Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIGCORP, Inc. as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note 3, effective January 1, 1995,
SIGECO changed its method of accounting for unbilled revenues.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed under Item 8 (3) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 1996

SIGCORP, Inc.
                      CONSOLIDATED  STATEMENTS OF INCOME
                                          for the years ended December 31,
                                             1995      1994      1993
(in thousands except per share data)
OPERATING REVENUES
   Electric                                  $275,495  $260,936  $258,405
  Gas                                          63,203    69,099    71,084
   Total operating revenues                   338,698   330,035   329,489
OPERATING EXPENSES
  Operation:
   Fuel for electric generation                81,236    83,382    81,080
   Purchased electric energy                    9,332     5,489     9,348
   Cost of gas sold                            40,303    42,319    51,269
   Other                                       50,712    48,911    40,718
    Total operation                           181,583   180,101   182,415
  Maintenance                                  32,158    30,355    26,775
  Depreciation and amortization                39,302    37,705    36,960
  Federal and state income taxes               18,093    19,302    18,306
  Property and other taxes                     13,689    10,205    13,468
   Total operating expenses                   284,825   277,668   277,924
OPERATING INCOME                               53,873    52,367    51,565
  Other Income:
   Allowance for other funds used
    during construction                           380     3,972     3,092
   Interest                                     1,213       988       930
   Other, net                                   4,914     2,685     2,533
    Total other income                          6,507     7,645     6,555
INCOME BEFORE INTEREST AND OTHER CHARGES       60,380    60,012    58,120
  Interest and Other Charges:
   Interest on long-term debt                  18,789    18,604    18,437
   Amortization of premium, discount,
    and expense on debt                           694       852       773
   Other interest                               1,894     1,589       747
   Allowance for borrowed funds used
    during construction                          (621)   (2,058)   (1,425)
   Preferred dividend requirements
    of subsidiary                               1,099     1,105     1,105
    Total interest and other charges           21,855    20,092    19,637
NET INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                             38,525    39,920    38,483
CUMULATIVE EFFECT AT JANUARY 1, 1995 OF
 ADOPTING THE UNBILLED
REVENUES METHOD OF ACCOUNTING -
 NET OF INCOME TAXES                            6,294         -         -
NET INCOME                                   $ 44,819  $ 39,920  $ 38,483
AVERAGE COMMON SHARES OUTSTANDING              15,755    15,755    15,755
EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                              $2.44     $2.53     $2.44
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE          0.40         -         -
 TOTAL EARNINGS PER SHARE OF COMMON STOCK       $2.84     $2.53     $2.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         for the years ended December 31,
                                             1995      1994      1993
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $44,819   $39,920   $ 38,483
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization              39,302    37,705     36,960
   Preferred dividend requirements
    of subsidiary                              1,099     1,105      1,105
   Deferred income taxes and investment
    tax credits, net                           9,516    (1,613)     9,459
   Allowance for other funds used
    during construction                         (380)   (3,972)    (3,092)
   Cumulative effect of accounting change     (6,294)        -          -
   Change in assets and liabilities:
   Receivables, net (including accrued
    unbilled revenues)                       (22,167)    2,959     (4,087)
   Inventories                                11,479    (8,251)     9,734
   Coal contract settlement                   (5,243)    5,610    (13,295)
   Accounts payable                            2,813     1,244       (105)
   Accrued taxes                               1,972    (1,092)    (1,837)
   Refunds from gas suppliers                  2,037     1,755      1,545
   Refunds to customers                       (7,348)   10,285       (412)
   Accrued coal liability                    (22,018)   13,269      8,749
   Other assets and liabilities               (1,707)    3,638      7,145
   Net cash provided by operating activities  47,880   102,562     90,352
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
   other funds used during construction)     (44,709)  (76,660)   (72,574)
  Demand side management program
   expenditures                               (9,051)   (4,119)    (4,530)
  Investments in leveraged leases                  -         -     (2,769)
  Purchases of investments                    (2,034)   (5,989)    (6,315)
  Sales of investments                         4,211     7,258      7,016
  Investments in partnerships                   (901)   (1,582)    (3,359)
  Change in nonutility property                1,178    (2,922)      (862)
  Other                                        4,941     2,018        307
   Net cash used in investing activities     (46,365)  (81,996)   (83,086)
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                             -         -    155,000
  Dividends paid                             (27,725)  (27,060)   (26,395)
  Reduction in preferred stock and
   long-term debt                             (5,391)     (105)  (104,500)
  Change in environmental improvement
   funds held by trustee                       6,884    12,087    (22,613)
  Payments on partnership obligations         (3,256)   (3,849)    (2,859)
  Change in notes payable                      9,127    11,149      7,650
  Other                                          620       540     (2,373)
   Net cash (used) provided in financing
    activities                               (19,741)   (7,238)     3,910
NET (DECREASE) INCREASE  IN CASH
 AND CASH EQUIVALENTS                        (18,226)   13,328     11,176

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                          28,060    14,732      3,556
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 9,834   $28,060   $ 14,732

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
                                                   December 31,
                                                1995         1994
                                                 (in thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                      $1,030,890   $  907,591
  Gas                                              125,053      114,951
                                                 1,155,943    1,022,542
  Less-accumulated provision for depreciation      490,326      456,922
                                                   665,617      565,620
  Construction work in progress                     13,750      112,316
   Net utility plant                               679,367      677,936
Other Investments and Property:
  Investments in leveraged leases                   35,609       34,746
  Investments in partnerships                       25,308       25,667
  Environmental improvement funds
   held by trustee                                   3,642       10,526
  Nonutility property and other                     11,605       12,783
                                                    76,164       83,722
Current Assets:
  Cash and cash equivalents                          9,834        6,042
  Restricted cash                                        -       22,018
  Temporary investments, at market                   1,148        3,364
  Receivables, less allowance of
   $138 and $231, respectively                      35,392       25,582
  Accrued unbilled revenues                         18,651            -
  Inventories                                       34,962       46,441
  Coal contract settlement                          12,928        7,685
  Other current assets                               4,795        2,355
                                                   117,710      113,487
Deferred Charges:
  Unamortized premium on reacquired debt             6,142        6,621
  Postretirement benefits other than pensions        9,574        8,011
  Demand side management program                    20,337       11,530
  Other deferred charges                            14,687       16,109
                                                    50,740       42,271
                                                __________   __________
                                                $  923,981   $  917,416

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                       December 31,
                                                     1995        1994
                                                      (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES

Common Stock                                         $ 78,258    $102,798
Retained Earnings                                     236,617     218,424
                                                      314,875     321,222
Less-Treasury Stock, at cost                                -      24,540
  Common shareholders' equity                         314,875     296,682
Cumulative Nonredeemable Preferred Stock
  of Subsidiary                                        11,090      11,090
Cumulative Redeemable Preferred Stock of Subsidiary     7,500       7,500
Cumulative Special Preferred Stock of Subsidiary          924       1,015
Long-Term Debt, net of current maturities             257,440     264,110
Long-Term Partnership Obligations,
  net of current maturities                             6,839       9,507
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)                      598,668     589,904
Current Liabilities:
  Current Portion of Adjustable Rate
   Bonds Subject to Tender                             31,500      31,500
  Current Maturities of Long-Term Debt,
   Interim Financing and Long-Term
   Partnership Obligations:
   Maturing long-term debt                              9,906       7,803
   Notes payable                                       30,500      22,060
   Partnership obligations                              2,786       3,374
   Total current maturities of long-term debt,
    interim financing and long-term partnership
    obligations                                        43,192      33,237
  Other Current Liabilities:
   Accounts payable                                    37,996      35,183
   Dividends payable                                      123         125
   Accrued taxes                                        8,821       6,849
   Accrued interest                                     4,577       4,599
   Refunds to customers                                 8,896      14,844
   Accrued coal liability                                   -      22,018
   Other accrued liabilities                           17,689      16,339
   Total other current liabilities                     78,102      99,957
   Total current liabilities                          152,794     164,694
Deferred Credits and Other:
  Accumulated deferred income taxes                   132,793     120,646
  Accumulated deferred investment tax credits,
   being amortized over lives of property              23,146      24,702
  Regulatory income tax liability                       2,977       4,052
  Postretirement benefits other than pensions           9,056       8,384
  Other                                                 4,547       5,034
                                                      172,519     162,818
                                                     $923,981    $917,416

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                       December 31,
                                                     1995       1994
                                                      (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
   50,000,000 shares, issued 15,754,826 and
   16,865,003 shares, respectively                   $ 78,258   $102,798
  Retained Earnings, $2,194,121 restricted as
   to payment of cash dividends on common stock       236,617    218,424
                                                      314,875    321,222
  Less-Treasury Stock, at cost, 1,110,177 shares            -     24,540
                                                      314,875    296,682
PREFERRED STOCK OF SUBSIDIARY
  Cumulative, $100 par value, authorized 800,000
   shares, issuable in series:
  Nonredeemable
   4.8% Series, outstanding 85,895 shares,
    callable at $110 per share                          8,590      8,590
   4.75% Series, outstanding 25,000 shares,
    callable at $101 per share                          2,500      2,500
                                                       11,090     11,090
  Redeemable
   6.50% Series, outstanding 75,000 shares,
    redeemable at $100 per share December 1, 2002       7,500      7,500
SPECIAL PREFERRED STOCK OF SUBSIDIARY
  Cumulative, no par value, authorized 5,000,000
     shares, issuable in series: 8-1/2% series, outstanding
     9,237 and 10,150 shares, respectively,
     redeemable at $100 per share                         924      1,015
LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                                251,410    259,615
  Notes payable                                         6,836      5,345
  Unamortized debt premium and discount, net             (806)      (850)
                                                      257,440    264,110
LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                              6,839      9,507
 CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
  CONTROL BONDS SUBJECT TO TENDER, DUE
  2015, Series B, presently 4.60%                      31,500     31,500
   Total capitalization, including bonds
    subject to tender                                $630,168   $621,404

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        for the years ended December 31,
                                           1995      1994       1993
                                                  (in thousands)
Balance Beginning of Period                $218,424  $204,449   $191,256
Net income                                   44,819    39,920     38,483
                                            263,243   244,369    229,739
Common Stock Dividends ($1.69 per share
 in 1995, $1.65 per share in 1994 and
 $1.61 per share in 1993)                    26,626    25,955     25,290
Capital Stock Expenses                            -       (10)         -
                                             26,626    25,945     25,290
Balance End of Period (See Consolidated
 Statements of Capitalization for
 restriction)                              $236,617  $218,424   $204,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP), became the parent of SIGECO and four of SIGECO's former wholly-owned subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. Lincoln Natural Gas Company, Inc. will remain a wholly-owned subsidiary of SIGECO. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected.
     SIGECO is a regulated gas and electric utility and engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas. SIGECO serves 120,547 electric customers in the city of Evansville and 74 other communities and serves 104,732 gas customers in the city of Evansville and 64 other communities.
     Southern Indiana Properties, Inc. invests principally in partnerships (primarily in real estate), leveraged leases and marketable securities. Energy Systems Group, Inc., incorporated in April 1994, provides equipment and related design services to industrial and commercial customers. Southern Indiana Minerals, Inc., incorporated in May 1994, began start up operations in 1995 to process and market coal combustion by-products. ComSource, Inc., incorporated in June 1995, markets telecommunications services. Because SIGECO is the principal subsidiary of SIGCORP, the operating results of these nonregulated subsidiaries are included in "Other, net" in the Consolidated Statements of Income. All significant intercompany transactions are eliminated.
     On June 30, 1994, SIGECO completed the acquisition of Lincoln Natural Gas Company, Inc. (LNG), a small gas distribution company with approximately 1,400 customers contiguous to the eastern boundary of SIGECO's gas service territory. SIGECO issued 49,399 shares of its common stock for all common stock of LNG. This transaction was accounted for as a pooling of interests. Prior period financial statements have been restated to reflect this merger and to conform to current period presentation.

     (b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Regulation

     The Indiana Utility Regulatory Commission (IURC) has jurisdiction over all investor-owned gas and electric utilities in Indiana. The Federal Energy Regulatory Commission (FERC) has jurisdiction over those investor-owned utilities that make wholesale energy sales. These agencies regulate SIGECO's utility business operations, rates, accounts, depreciation allowances, services, security issues and the sale and acquisition of properties. The financial statements of SIGECO are based on generally accepted accounting principles, which give recognition to the ratemaking and accounting practices of these agencies.

     (d) Regulatory Assets

     SIGECO is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to SIGECO associated with certain incurred costs which will be recovered from customers through the ratemaking process. Because of the expected favorable regulatory treatment, the following regulatory assets are reflected in the Consolidated Balance Sheets as of December 31:

                                                   1995       1994
                                                   (in thousands)
Regulatory Assets:
   Demand side management program costs            $20,337    $11,530
   Postretirement benefit costs (Note 1(j))          9,574      8,011
   Coal contract buydown costs (Note 2)             12,928      7,685
   Unamortized premium on reacquired debt            6,142      6,621
   FERC Order No. 636 transition costs (Note 2)      3,000      2,147
   Coal contract litigation costs (Note 2)               -      1,442
   Regulatory study costs                              905      1,020
   Fuel and gas costs (Note 1(m))                    2,573        467
   Total                                            55,459     38,923
   Less current amounts                             15,501      8,152
                                                   $39,958    $30,771

     Refer to the individual footnotes referenced above for discussion of specific regulatory assets.

     SIGECO will adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", on January 1, 1996. SFAS No. 121 requires that impairment losses for long-lived assets and identifiable intangibles to be held and used, be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. It also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SIGECO does not expect that the adoption of this statement will have a material effect on its financial position or results of operations based on the current regulatory structure in which SIGECO operates.

     (e) Concentration of Credit Risk

     SIGECO's customer receivables from gas and electric sales and gas transportation services are primarily derived from a broadly diversified base of residential, commercial and industrial customers located in a southwestern region of Indiana. SIGECO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. See Note 4 of Notes to Consolidated Financial Statements for a discussion of receivables related to its leveraged lease investments.

     (f) Utility Plant

     Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rate (before income tax) used by SIGECO was 8.0% in 1995, 9.5% in 1994 and 10.5% in 1993.

     (g) Depreciation

     Depreciation of utility plant is provided using the straight-line method over the estimated service lives of the depreciable plant. Provisions for depreciation, expressed as an annual percentage of the cost of average depreciable plant in service, were as follows:

                                            1995      1994     1993
Electric                                    3.8%      4.0%     4.0%
Gas                                         3.3%      3.3%     3.7%

     (h) Income Taxes

     Effective January 1, 1993, SIGCORP adopted SFAS No. 109, "Accounting for Income Taxes." The standard did not have a material impact on results of operations, cash flow or financial position. SIGCORP utilizes the liability method of accounting for income taxes, providing deferred taxes on temporary differences. Investment tax credits have been deferred and are amortized through credits to income over the lives of the related property.
     The components of the net deferred income tax liability at December 31 are as follows:

                                                   1995       1994
                                                    (in thousands)
Deferred Tax Liabilities:
    Depreciation and cost recovery
     timing differences                            $109,899   $104,783
    Deferred fuel costs, net                            204      1,624
    Leveraged leases                                 29,747     28,577
    Regulatory assets recoverable through
     future rates                                    26,839     28,397
Deferred Tax Assets:
    Unbilled revenue                                 (2,575)    (7,571)
    Regulatory liabilities to be settled
     through future rates                           (29,817)   (32,454)
    Other, net                                       (1,504)    (2,710)
Net deferred income tax liability                  $132,793   $120,646

     Of the $12,147,000 increase in the net deferred income tax liability from December 31, 1994 to December 31, 1995, $9,156,000 is due to current year deferred federal and state income tax expense and the remaining $2,991,000 increase is primarily a result of the change in the net regulatory assets and liabilities.
     The components of current and deferred income tax expense for the years ended December 31 are as follows:

                                              1995     1994      1993
                                                    (in thousands)
Current
  Federal                                    $ 9,801   $19,739   $ 9,302
  State                                        1,861     2,722     1,497
Deferred, net
  Federal                                      6,719    (1,451)    7,957
  State                                        1,268       138     1,418
Investment tax credit, net                    (1,556)   (1,846)   (1,868)
Income tax expense as shown on Consolidated
 Statements of Income                         18,093    19,302    18,306
Current income tax expense included in
 Other Income                                 (3,030)   (4,685)   (3,608)
Deferred income tax expense included in
 Other Income                                  1,169     1,547     1,887
Total income tax expense related to net
 income before cumulative effect of
 accounting change                            16,232    16,164    16,585
Current income tax expense related to
 cumulative effect of accounting change        3,845         -         -
Total income tax expense                     $20,077   $16,164   $16,585

     A reconciliation of the statutory tax rates to SIGCORP's effective income tax rate for the years ended
December 31 is as follows:

                                                1995     1994    1993
Statutory federal and state rate                37.9%    37.9%   37.9%
Equity portion of allowance for funds
 used during construction                       (0.2)    (2.7)   (2.1)
Book depreciation over related tax
 depreciation - nondeferred                      2.0      2.1     1.9
Amortization of deferred investment tax credit  (2.4)    (3.3)   (3.4)
Low-income housing credit                       (4.3)    (4.9)   (4.4)
Preferred dividend requirements of subsidiary    0.6      0.8     0.7
Other, net                                      (2.7)    (1.1)   (0.5)
Effective tax rate                              30.9%    28.8%   30.1%

     (i) Pension Benefits

     SIGECO has trusteed, noncontributory defined benefit plans which cover eligible full-time regular employees. The plans provide retirement benefits based on years of service and the employee's highest 60 consecutive months' compensation during the last 120 months of employment. The funding policy of SIGECO is to contribute amounts to the plans equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but not in excess of the maximum deductible for federal income tax purposes. The plans' assets as of December 31, 1995 consist of investments in interest-bearing obligations and common stocks of 48% and 52%, respectively.
     The components of net pension cost related to these plans for the years ended December 31 are as follows:

                                           1995      1994       1993
                                                 (in thousands)
Service cost - benefits earned during
 the period                                $  1,700  $ 1,963    $ 1,454
Interest cost on projected benefit
 obligation                                   4,044    3,842      3,605
Actual return on plan assets                (12,243)    (469)    (2,669)
Net amortization and deferral                 8,000   (3,978)    (1,712)
Net pension cost                           $  1,501  $ 1,358    $   678

    Part of the pension cost is charged to construction and other accounts.
    The funded status of the trusteed retirement plans at December 31 is as follows:

                                                     1995       1994
 (in thousands)
Actuarial present value of:
  Vested benefit obligation                          $(49,401)  $(41,438)
  Accumulated benefit obligation                     $(49,694)  $(41,660)
Projected benefit obligation                         $(63,531)  $(51,511)
Plan assets at fair value                              60,928     49,899
Excess of projected benefit obligation over
 plan assets                                           (2,603)    (1,612)
Remaining unrecognized transitional asset              (3,069)    (3,486)
Prior service cost                                        449        503
Unrecognized net loss                                   1,521        894
Accrued pension liability                            $ (3,702)  $ (3,701)

    The projected benefit obligation at December 31, 1994 was determined using an assumed discount rate of 8%. Due to the decrease in yields on high quality fixed income investments, a discount rate of 7% was used to determine the projected benefit obligation at December 31, 1995. For both periods, the long-term rate of compensation increases was assumed to be 5%, and the long-term rate of return on plan assets was assumed to be 8%. The transitional asset is being recognized over approximately 15, 18 and 14 years for the Salaried, Hourly and Hoosier plans, respectively.
    In addition to the trusteed pension plans discussed above, SIGECO provides supplemental pension benefits to certain current and former officers under nonqualified and nonfunded plans. In 1994, SIGECO charged $1,978,000 to pension expense representing benefits earned as of December 31, 1994, but not yet recognized. Estimated annual service cost related to these benefits will be approximately $240,000.

    (j) Postretirement Benefits Other Than Pensions

    SIGECO provides certain postretirement health care and life insurance benefits for retired employees and their dependents through fully insured plans. Effective January 1, 1993, SIGECO adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the expected cost of these benefits be recognized during the employees' years of service. As authorized by the IURC in a December 30, 1992 generic ruling, SIGECO deferred as a regulatory asset the additional SFAS No. 106 costs accrued over the costs of benefits actually paid after date of adoption, but prior to inclusion in rates. In June 1995, the IURC authorized SIGECO to include in electric rates SFAS No. 106 cost and to recover the amounts previously deferred over a 60-month period beginning June 1995. SIGECO continues to defer the gas portion of SFAS No. 106 cost pending the outcome of its gas rate case.

    The components of the net periodic other postretirement benefit cost for the years ended December 31 are as follows:

                                             1995      1994      1993
         (in thousands)
Service cost - benefits earned during
 the period                                  $903      $1,133    $924
Interest cost on accumulated benefit
 obligation                                  2,272     2,404     2,463
Actual return on assets                      (107)     -         -
Net amortization and deferral                1,259     1,472     1,472
Net periodic postretirement benefit cost     4,327     5,009     4,859
Amortization of prior years' deferred
  postretirement benefit obligation          549       -         -
                                             4,876     5,009     4,859
Deferred postretirement benefit obligation   2,112     3,886     4,125
Charged to operations and construction       $2,764    $1,123    $734

    The net periodic cost determined under the new standard includes the amortization of the discounted present value of the obligation at the adoption date, $29,400,000, over a 20-year period.
    Reconciliation of the accumulated postretirement benefit obligation to the accrued liability for postretirement benefits as of December 31 is as follows:

                                                  1995       1994
                                                   (in thousands)
Accumulated other postretirement benefit
 obligation:
   Retirees                                       $(10,775)  $(11,599)
   Other fully eligible participants                (5,893)    (6,311)
   Other active participants                       (13,944)   (13,132)
Total accumulated benefit obligation               (30,612)   (31,042)
Plan assets at fair value                            2,658          -
Excess of accumulated benefit obligation
 over plan assets                                  (27,954)   (31,042)
Unrecognized transition obligation                  25,019     26,491
Unrecognized net (gain)                             (6,121)    (3,833)
Accrued postretirement benefit liability          $ (9,056)  $ (8,384)

    The assumptions used to develop the accumulated postretirement benefit obligation at December 31, 1995 included a discount rate of 7.25% and a health care cost trend rate of 9% in 1995 declining to 5% in 2004. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes. A 1% increase in the assumed health care cost trend rate each year would increase the aggregate service and interest costs for 1995 by $620,000 and the accumulated postretirement benefit obligation by $5,300,000.
     In 1995, SIGECO adopted Voluntary Employee Beneficiary
Association (VEBA) Trust Agreements for the funding of postretirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries.
Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on SIGECO's financial statements.

    (k) Cash Flow Information

    For the purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
    SIGCORP, during 1995, 1994 and 1993, paid interest (net of amounts capitalized) of $20,085,000, $18,053,000 and $18,359,000, respectively, and income taxes of $10,334,000, $15,447,000 and $10,248,000, respectively. SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $9,625,000 and $12,881,000 at December 31, 1995 and 1994, respectively.

    (l) Inventories

    SIGECO accounts for its inventories under the average cost method except for gas in underground storage which is accounted for under two inventory methods: the average cost method for SIGECO's Hoosier Division (formerly Hoosier Gas Corporation) and the last-in, first-out (LIFO) method for all other gas in storage. Inventories at December 31 are as follows:

                                                  1995       1994
 (in thousands)
Fuel (coal and oil) for electric generation       $11,163    $21,355
Materials and supplies                             15,422     14,678
Gas in underground storage - at LIFO cost           5,822      6,544
                           - at average cost        2,555      3,864
Total inventories                                 $34,962    $46,441

    Based on the December 1995 price of gas purchased, the cost of replacing the current portion of gas in underground storage exceeded the amount stated on a LIFO basis by approximately $14,000,000 at December 31, 1995.

    (m) Operating Revenues and Fuel Costs

    SIGECO accrues an estimate of revenues unbilled for electric and gas service furnished from the meter reading dates to the end of each accounting period.
    All metered gas rates contain a gas cost adjustment clause which allows for adjustment in charges for changes in the cost of purchased gas. As ordered by the IURC, the calculation of the adjustment factor is based on the estimated cost of gas in a future quarter. The order also provides that any under- or overrecovery caused by variances between estimated and actual cost in a given quarter, as well as refunds from its pipeline suppliers, will be included in adjustment factors of four future quarters beginning with the second succeeding quarter's adjustment factor.
    All metered electric rates contain a fuel adjustment clause which allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. As ordered by the IURC, the calculation of the adjustment factor is based on the estimated cost of fuel and the net energy cost of purchased power in a future quarter. The order also provides that any under- or overrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor.
    SIGECO also collects through a quarterly rate adjustment mechanism, the margin on electric sales lost due to the implementation of demand side management programs. Reference is made to "Demand Side Management" in Management's Discussion and Analysis of Operations and Financial Condition for further discussion.
    SIGECO records monthly any adjustment clause under- or overrecovery as an asset or liability, respectively, until such time as it is billed or refunded to its customers. The IURC reviews for approval the adjustment clause factors on a quarterly basis.
    The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

(2) Rate and Regulatory Matters

    GAS MATTERS. On July 21, 1993, the IURC approved an overall increase of approximately 8%, or $5.5 million in revenues, in SIGECO's base gas rates. The increase was implemented in two equal steps. The first step of the rate adjustment, approximately 4%, took place August 1, 1993; the second step of the rate adjustment took place on August 1, 1994. On September 7, 1995, SIGECO petitioned the IURC seeking a general increase in gas rates. The requested adjustment in rates, over those granted in 1993, is necessary to recover increases in operating and maintenance costs and additional investment in gas distribution facilities. The adjustment included recovery of additional costs incurred for postretirement benefits other than pensions related to gas operations approximating $1.1 million annually beginning in 1993 which have been deferred pending inclusion in rates. The petition also requested the merger into SIGECO of its Lincoln Natural Gas Company subsidiary (LNG) and the consolidation of gas rates for customers of SIGECO's Evansville and Hoosier divisions and of LNG into one set of rates. SIGECO filed its case-in-chief on December 15, 1995 supporting an overall increase of 11%, or $7.2 million in revenues.
    In April 1992, the Federal Energy Regulatory Commission
(FERC) issued Order No. 636 (the Order) which required interstate pipelines to restructure their services. In August 1992, the FERC issued Order No. 636-A which substantially reaffirmed the content of the original Order. On November 2, 1992, SIGECO's major pipeline, Texas Gas Transmission Corporation (TGTC), filed a recovery implementation plan with the FERC as part of its revised compliance filing regarding the Order. On October 1, 1993, the FERC accepted, subject to certain conditions, the TGTC recovery implementation plan.

    Under the new TGTC transportation tariffs, which became effective November 1, 1993, SIGECO will incur additional annual demand-related charges which will be partially offset by lower volume-related transportation costs. TGTC originally estimated that SIGECO's allocation of transition costs would total approximately $5.2 million, to be incurred over a three-year period ending the first quarter of 1997. Through 1995, SIGECO has been billed $3 million of these transition costs, $1.8 million of which it deferred pending authorization by the IURC of recovery of such costs. During 1995, TGTC and its customers negotiated a settlement agreement for the disposition of remaining transition costs not yet recovered by TGTC, and all related issues. On October 26, 1995, TGTC filed a Stipulation Agreement of Settlement (the Agreement) with FERC reflecting the settlement agreement. As a result of the Agreement, SIGECO's total transition costs will approximate $4.2 million. SIGECO has also recognized an additional $1.2 million of these costs which have not yet been billed. On November 2, 1995, the IURC approved SIGECO's request for recovery of transition costs through the gas cost adjustment; however, the Utility Consumer Counselor has appealed the IURC-approved method of allocation of the transition costs to SIGECO's customers, and implementation of recovery of these costs is pending the outcome of the appeal.
    ELECTRIC MATTERS. On May 24, 1993, SIGECO petitioned the IURC for an adjustment in its base electric rates representing the first step in the recovery of the financing costs on its investment through March 31, 1993 in the Clean Air Act Compliance (CAAC) project presently being constructed at the Culley Generating Station. The majority of the costs are for the installation of a sulfur dioxide scrubber on Culley Units 2 and 3. On September 15, 1993, the IURC granted SIGECO's request for a 1% revenue increase, approximately $1.8 million on an annual basis, which took effect October 1, 1993. SIGECO petitioned the IURC on March 1, 1994 for recovery of financing costs related to scrubber construction expenditures incurred from April 1, 1993 through January 31, 1994, and was granted a 2.3% increase, approximately $4.2 million on an annual basis, in base electric retail rates effective June 29, 1994.
    On December 22, 1993, SIGECO petitioned the IURC for the third of three planned general electric rate increases related to its CAAC project. The final adjustment was necessary to cover financing costs related to the balance of the project construction expenditures, costs related to the operation of the scrubber, certain nonscrubber-related operating costs such as additional costs incurred for postretirement benefits other than pensions beginning in 1993, and the recovery of demand side management program expenditures. On June 21, 1995, the IURC approved an overall increase of approximately 2.05%, or $4.5 million in revenues, effective June 26, 1995.
    Over the past several years, SIGECO has been actively involved in intensive contract negotiations and legal actions to reduce its coal costs and thereby lower its electric rates. During 1992, SIGECO was successful in negotiating a new coal supply contract with one of its major coal suppliers. The new agreement, effective through 1995, was retroactive to 1991. Included in the agreement was a provision whereby the contract could be reopened by SIGECO for modification of certain coal specifications. In early 1993, SIGECO reopened the contract for such modifications. In response, the coal supplier elected to terminate the contract enabling SIGECO to buy out the remainder of its contractual obligations and acquire lower-priced spot market coal. The cost of the contract buyout in 1993, which was based on estimated tons of coal to be purchased during the agreement period, and related legal and consulting services, totaled approximately $18 million. In 1994 and 1995, SIGECO incurred remaining buyout costs of $.6 million. On September 22, 1993, the IURC approved SIGECO's request to amortize all buyout costs to coal inventory during the period July 1, 1993 through December 31, 1995 and to recover such costs through the fuel adjustment clause beginning February 1994. SIGECO estimates the total savings in coal costs during the 1991-1995 period resulting from the renegotiation and subsequent buyout, net of the total buyout costs, approximated $59 million. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause.

    On April 10, 1995, SIGECO reached an agreement with its remaining long-term contract coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations for $45.5 million, enabling it to acquire lower-priced spot market coal. SIGECO had been in litigation with this coal supplier for several years. Under the terms of the original contract, SIGECO was allegedly obligated to take a minimum of 600,000 tons of coal annually. In early 1993, SIGECO informed the supplier that it would not require shipments under the contract until later in 1993. On March 26, 1993, SIGECO and the supplier agreed to resume coal shipments under the terms of a letter agreement which were effective until final resolution of the litigation. Under the letter agreement, the invoiced price per ton was substantially lower than the contract price. As approved by the IURC, SIGECO charged the full contract price to coal inventory for recovery through the fuel adjustment clause. The difference between the contract price and the invoice price, $28.9 million at July 15, 1995, was deposited in an escrow account and subsequently applied to the buyout premium. The remaining buyout costs, about $16.6 million, are being amortized to coal inventory over a 14-month period ending September 1996 and recovered through the fuel adjustment clause. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause. All issues in litigation were dismissed as a condition of the settlement agreement, and all other interim agreements with this coal supplier were terminated as of July 16, 1995.

(3) Revenues Accounting Change

       SIGECO previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, SIGECO changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years, net of income taxes, is included in net income for 1995. The effect of the change was to increase 1995 net income $7.9 million ($.50 per share), of which an increase of $1.6 million ($.10 per share), is reflected in operations and an increase of $6.3 million ($.40 per share), the cumulative effect of the change as of January 1, 1995, is reported as a separate component of net income.
Summarized below is the pro forma effect of the accounting change, as if the change had been effective during the periods ending December 31:

                                          1995       1994       1993
As Reported                         (in thousands except per share data)
    Operating Revenues
      Electric                           $275,495   $260,936  $258,405
      Gas                                  63,203     69,099    71,084
       Total                             $338,698   $330,035  $329,489
    Operating Income                     $ 53,873   $ 52,367  $ 51,565
    Net Income                           $ 44,819   $ 39,920  $ 38,483
    Earnings Per Share of Common Stock   $   2.84   $   2.53  $   2.44

Pro Forma
    Operating Revenues
      Electric                           $275,495   $261,103  $258,743
      Gas                                  63,203     67,900    72,080
       Total                             $338,698   $329,003  $330,823
    Operating Income                     $ 53,873   $ 51,717  $ 52,405
    Net Income                           $ 38,525   $ 39,270  $ 39,323
    Earnings Per Share of Common Stock   $   2.44   $   2.49  $   2.50

(4) Leveraged Leases

    Southern Indiana Properties, Inc. is a lessor in four leveraged lease agreements under which an office building, a part of a reservoir, an interest in a paper mill and passenger railroad cars are leased to third parties. The economic lives and lease terms vary with the leases. The total equipment and facilities cost was approximately $101,200,000 at December 31, 1995 and 1994, respectively. The cost of the equipment and facilities was partially financed by nonrecourse debt provided by lenders, who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $60,900,000 and $77,900,000 at December 31, 1995 and 1994, respectively. SIGCORP's net investment in leveraged leases at those dates was $5,862,000 and $6,169,000, respectively, as shown:

                                                   1995      1994
                                                    (in thousands)
Minimum lease payments receivable                  $62,655   $62,624
Estimated residual value                            22,095    22,095
Less unearned income                                49,141    49,973
Investment in lease financing receivables
 and loans                                          35,609    34,746
Less deferred taxes arising from
 leveraged leases                                   29,747    28,577
Net investment in leveraged leases                 $ 5,862   $ 6,169

<age> 37
(5) Short-Term Financing

    SIGECO has trust demand note arrangements totaling $17,000,000 with several banks, of which $14,500,000 was utilized at December 31, 1995. Funds are also borrowed periodically from banks on a short-term basis, made available through lines of credit. These available lines of credit totaled $22,000,000 at December 31, 1995 of which $16,000,000 was utilized at that date.

                                             1995      1994     1993
      (in thousands)
Notes Payable
 Balance at year end                         $30,500   $22,060  $11,040
 Weighted average interest rate
  on year end balance                          6.09%     6.83%    3.44%
 Average daily amount outstanding during
  the year                                   $16,790   $13,827  $ 6,992
 Weighted average interest rate on average
  daily amount outstanding during the year     6.32%     5.46%    3.36%

(6) Long-Term Debt

    The annual sinking fund requirement of SIGECO's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 1996 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 1996 is excluded from current liabilities on the balance sheet. At December 31, 1995, $186,161,000 of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.
    Several of SIGCORP's partnership investments have been financed through obligations with such partnerships. Additionally, SIGCORP's investments in leveraged leases have been partially financed through notes payable to banks. Of the amount of first mortgage bonds, notes payable, and partnership obligations outstanding at December 31, 1995, the following amounts mature in the five years subsequent to 1995: 1996 - $12,700,000; 1997 - $3,170,000; 1998 -
$17,140,000; 1999 - $48,170,000; and 2000 - $2,220,000.
    In addition, $31,500,000 of adjustable rate pollution control series first mortgage bonds could, at the election of the bondholder, be tendered to SIGECO in May 1996. If SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional funds for payment to bondholders. For financial statement presentation purposes those bonds subject to tender in 1996 are shown as current liabilities.
    First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term at December 31 are as follows:

                                                   1995      1994
                                                    (in thousands)
First Mortgage Bonds due:
    1996, 6%                                       $      -  $  8,000
    1998, 6-3/8%                                     12,000    12,000
    1999, 6%                                         45,000    45,000
    2003, 5.60% Pollution Control Series A            4,935     5,140
    2008, 6.05% Pollution Control Series A           22,000    22,000
    2014, 7.25% Pollution Control Series A           22,500    22,500
    2016, 8-7/8%                                     25,000    25,000
    2023, 7.60%                                      45,000    45,000
    2025, 7-7/8%                                     20,000    20,000
    Adjustable Rate Pollution Control:
        2015, Series A, presently 4.60%               9,975     9,975
    Adjustable Rate Environmental Improvement:
        2023, Series B, presently 6%                 22,800    22,800
        2028, Series A, presently 4.65%              22,200    22,200
                                                   $251,410  $259,615
Notes Payable:
    Banks, due 1997 through 2000,
     presently 8% to 9%                            $  5,836  $  4,345
    Tax Exempt, due 2003, 6.25%                       1,000     1,000
                                                   $  6,836  $  5,345
Partnership Obligations, due 1997 through
 2001, without interest                            $  6,839  $  9,507

(7) Cumulative Preferred Stock of Subsidiary

    The amount payable in the event of involuntary liquidation of each series of the $100 par value preferred stock is $100 per share, plus accrued dividends.
  The nonredeemable preferred stock is callable at the option of SIGECO as follows:
  4.8% Series at $110 per share, plus accrued dividends;
and
  4.75% Series at $101 per share, plus accrued dividends.

(8) Cumulative Redeemable Preferred Stock of Subsidiary

  The Series has an interest rate of 6.50% and is redeemable at $100 per share on December 1, 2002. In the event of involuntary liquidation of this series of $100 par value preferred stock, the amount payable is $100 per share, plus accrued dividends.

(9) Cumulative Special Preferred Stock of Subsidiary

  The Cumulative Special Preferred Stock contains a provision which allows the stock to be tendered on any of its dividend payment dates. On March 8, 1995, SIGECO repurchased 913 shares of the Cumulative Special Preferred
Stock at a cost of $91,300 as a result of a tender within the provision of the issuance.

(10) Commitments and Contingencies

  SIGECO presently estimates that approximately
$44,000,000 will be expended for construction purposes in 1996, including those amounts applicable to SIGECO's demand side management (DSM) programs. Commitments for the 1996 construction program are approximately $8,500,000 at December 31, 1995. Reference is made to "Demand Side Management" in Management's Discussion and Analysis of Operations and Financial Condition for discussion of the implementation of SIGECO's DSM programs.
  Testing of five sites utilized for the manufacture of gas by predecessors of SIGECO was substantially completed in 1995. Under current regulations, no remedial action is necessary or required unless the soil is disturbed. If remediation efforts are required in the future, SIGECO estimates the related costs would not exceed $250,000 on a current basis. At the present time, SIGECO does not anticipate that remediation efforts will be required at any of these sites and therefore has not provided for such costs. SIGECO has not been named a potentially responsible party by the Environmental Protection Agency.

(11) Common Stock

  On December 19, 1995, the Board of Directors authorized the retirement of 1,110,177 shares of common stock held in Treasury.
  On June 30, 1994, SIGECO completed its acquisition of Lincoln Natural Gas Company, Inc. (LNG). SIGECO issued 49,399 shares of common stock for all common stock of LNG. Average common shares outstanding, earnings per share of common stock and dividends per share of common stock as shown in the accompanying financial statements have been restated to reflect the issued shares. No shares of common stock were issued during 1995.
  After obtaining shareholder approval at the 1994 annual shareholders meeting, a common stock option plan was established for key management employees of SIGECO. During 1994, 153,666 options were granted to participants, of which 76,996 options were exercisable one year after the grant date. Outstanding stock options were not included in the computation of earnings per share as they did not have a dilutive effect in 1995 and were antidilutive in 1994. The option price for all stock options is at least 100% of the fair market value of SIGCORP common stock at the date of grant. Options generally vest and become exercisable between one and three years in equal annual installments beginning one year after the date of grant, and generally expire in 10 years. Stock option activity for the past two years was as follows:

                                                   1995        1994
Outstanding at beginning of year                   153,666           -
Granted                                             36,228     153,666
Exercised                                           (1,575)          -
Terminated                                               -           -
Outstanding at end of year                         188,319     153,666
Exercisable at end of year                          75,421           -
Reserved for future grants at end of year          310,106     346,334
Average Option Price - Exercised                    $27.63           -
                     - Outstanding at end of year   $28.20      $27.63

    The expiration dates for options outstanding as of December 31, 1995, ranged from July 13, 2004 to July 14, 2005.
    Each outstanding share of SIGCORP's stock contains a right which entitles registered holders to purchase from SIGCORP one one-hundredth of a share of SIGCORP's Common Stock, at an initial price of $65 per share (Purchase Price) subject to adjustment. The rights will not be exercisable until a party acquires beneficial ownership of 10% of common shares or makes a tender offer for at least 10% of its common shares. The rights expire December 31, 2005. If not exercisable, the rights in whole may be redeemed by SIGCORP at a price of $.01 per right at any time prior to their expiration. If at any time after the rights become exercisable and are not redeemed and SIGCORP is involved in a merger or other business combination transaction, proper provision shall be made to entitle a holder of a right to buy common stock of the acquiring company having a value of two times such Purchase Price.

(12) Ownership of Warrick Unit 4

    SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Aluminum Company of America, own the 270 MW Unit 4 at the Warrick Power Plant as tenants in common. Construction of the unit was completed in 1970. The cost of constructing this unit was shared equally by AGC and SIGECO, with each providing its own financing for its share of the cost. SIGECO's share of the cost of this unit at December 31, 1995 is $30,955,000 with accumulated depreciation totaling $20,572,000. AGC and SIGECO also share equally in the cost of operation and output of the unit. SIGECO's share of operating costs is included in operating expenses in the Consolidated Statements of Income.

(13) Segments of Business

    SIGCORP's principal subisidary, SIGECO, is a public utility operating company engaged in distributing electricity and natural gas. The reportable items for electric and gas departments for the years ended December 31 are as follows:

                                           1995       1994      1993
                                                  (in thousands)
Operating Information-
  Operating revenues:
    Electric                               $275,495   $260,936  $258,405
    Gas                                      63,203     69,099    71,084
      Total                                 338,698    330,035   329,489
Operating expenses, excluding provision for income taxes:
    Electric                                206,071    195,790   188,875
    Gas                                      60,661     62,576    70,743
      Total                                 266,732    258,366   259,618
  Pretax operating income:
    Electric                                 69,424     65,146    69,530
    Gas                                       2,542      6,523       341
      Total                                  71,966     71,669    69,871
  Allowance for funds used during
   construction                               1,001      6,030     4,517
  Other income, net                           4,266        535     1,742
  Interest and other charges                (21,377)   (21,045)  (19,957)
  Preferred dividend requirements of
   subsidiary                                (1,099)    (1,105)   (1,105)
  Provision for income taxes                (16,232)   (16,164)  (16,585)
  Net income before cumulative effect
   of accounting change                      38,525     39,920    38,483
  Cumulative effect at January 1, 1995 of
   adopting the unbilled revenues method
   of accounting - net of income taxes        6,294          -         -
  Net income per accompanying Consolidated
   Statements of Income                    $ 44,819   $ 39,920  $ 38,483
Other Information-
  Depreciation and amortization expense:
    Electric                               $ 35,802   $ 34,475  $ 33,481
    Gas                                       3,500      3,230     3,479
      Total                                $ 39,302   $ 37,705  $ 36,960
  Capital expenditures:
    Electric <F1>                          $ 44,465   $ 74,577  $ 74,246
    Gas                                       9,675     10,174     5,950
      Total                                $ 54,140   $ 84,751  $ 80,196
Investment Information-
  Identifiable assets <F2>:
    Electric                               $708,310   $718,154  $672,771
    Gas                                     115,266    102,762    94,479
      Total                                 823,576    820,916   767,250
  Nonutility plant and other investments     68,970     70,432    67,944
  Assets utilized for overall company
   operations                                31,435     26,068    25,647
      Total assets                         $923,981   $917,416  $860,841

<F1>     Includes $9,051,000, $4,119,000 and $4,530,000 of demand side management program expenditures for 1995, 1994 and 1993, respectively.
<F2>     Utility plant less accumulated provision for depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

(14)  Disclosures About Fair Value of Financial Instruments

       SIGCORP adopted in 1994 SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires accounting for certain investment in debt or equity securities at either amortized cost or fair value. Except as described below, fair value of SIGCORP's financial instruments is equivalent to carrying value due to their short-term nature.
       The carrying amount and estimated fair values of SIGCORP's financial instruments at December 31 are as follows:

                                               1995      1994
                                   Carrying Estimated  Carrying Estimated
                                            Fair                Fair
                                   Amount   Value      Amount   Value
                                                (in thousands)
Long-Term Debt (including
 current portion)                  $298,846 $336,162   $303,413 $289,480
Partnership Obligations
 (including current portion)          9,625   11,965     12,881   11,597
Redeemable Preferred Stock
 of Subsidiary                        7,500    7,260      7,500    6,608

    At December 31, 1995, the fair value of SIGCORP's debt relating to utility operations exceeded carrying amounts by $37,000,000. Carrying amounts of long-term debt at December 31, 1994 exceeded fair market value by $14,000,000. Anticipated regulatory treatment of the excess or deficiency of fair value over carrying amounts of SIGECO's long-term debt, if in fact settled at amounts approximating those above, would dictate that these amounts be used to reduce or increase SIGECO's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on SIGECO's financial position or results of operations.
    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Long-Term Debt

    The fair value of SIGECO's long-term debt was estimated based on the current quoted market rate of utilities with a comparable debt rating. Nonutility long-term debt was valued based upon the most recent debt financing.

    Partnership Obligations

    The fair value of SIGCORP's partnership obligations was estimated based on the current quoted market rate of comparable debt.

    Redeemable Preferred Stock of Subsidiary

    Fair value of SIGECO's redeemable preferred stock was estimated based on the current quoted market rate of utilities with a comparable debt rating.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)            Quarters Ended
     March 31,  June 30,  September 30,    December 31,
     1995       1994      1995     1994    1995    1994     1995    1994
                          (in thousands except per share data)
Operating Revenues
     $84,423    $104,723  $79,861  $74,258 $89,427 $77,206  $84,987 $73,848
Operating Income
     $12,669    $ 17,218  $12,591  $10,316 $19,711 $17,294  $ 8,902 $ 7,539
Net Income
     $15,777<F1> $ 14,384 $ 8,158  $ 7,731 $15,813 $13,861  $ 5,071 $ 3,944
Earnings Per Share of Common Stock
       $1.00<F2>   $0 .91   $0.52    $0.49   $1.00  $ 0.88    $0.32   $0.25
Average Common Shares Outstanding
     15,755      15,755   15,755   15,755  15,755  15,755   15,755  15,755

<F1> Includes cumulative effect of accounting change of $6,294.
<F2> Includes cumulative effect of accounting change of $.40.
<F3> Information for any one quarterly period is not indicative of the annual results which may be expected due to seasonal variations common in the utility industry.

     The quarterly earnings per share may not add to the total earnings per share for the year due to rounding.




Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

       None


                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

       (a)   Identification of Directors

       The information required by this item is included in SIGCORP, Inc.'s Joint Proxy Statement, dated March 8, 1996 definitive copies of which were filed with the Commission pursuant to Regulation 14A.

       (b)   Identification of Executive Officers

       The information required by this item is included in
Part I, Item 1. - BUSINESS on page 10, to which reference is hereby made.

Item 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

    The information required by this item is included in SIGCORP, Inc.'s Joint Proxy Statement, definitive copies of which were filed with the Commission pursuant to Regulation
14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

    The information required by this item is included in SIGCORP, Inc's Joint Proxy Statement, definitive copies of which were filed with the Commission pursuant to Regulation
14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included in SIGCORP, Inc's Joint Proxy Statement, definitive copies of which were filed with the Commission pursuant to Regulation
14A.






PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)  1)    The financial statements, including supporting
schedule, are listed in the Index to Financial Statements,
page 21,
(a)  2)    filed as part of this report.
(a)  3)    Exhibits:
    EX-2(a)  Agreement and Plan of Exchange, of common
stock between Southern Indiana Gas and Electric Company and
SIGCORP, Inc., dated February 23, 1995.  (Physically filed
and designated as Exhibit 2(a) in Amendment No. 1 to Form S-
4 Registration Statement filed January 20, 1995, File No.
33-57381.)

    EX-3(a)  Restated Articles of Incorporation of SIGCORP,
Inc. (Physically filed and designated as Exhibit 3(a) in Amendment No. 1 to Form S-4 Registration Statement, filed
February 23, 1995, File No. 33-57381.)

    EX-3(b) By-Laws of SIGCORP, Inc. . (Physically filed and designated as Exhibit 3(b) in Amendment No. 1 to Form S-
4 Registration Statement, filed February 23, 1995, File No.
33-57381.)

    EX-4(a)  Rights Agreement, between SIGCORP, Inc. and
Continental Stock Transfer & Trust Company, Rights Agent, dated as of December 31, 1995. (Physically filed and designated as Exhibit 4.1 in Form 8-B Registration Statement filed December 15, 1995, File No. 1-11603.)

    EX-10.2  Amended Articles of Incorporation as amended
March 26, 1985.  (Physically filed and designated in Form
10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit
3-A.)  Articles of Amendment of the Amended Articles of
Incorporation, dated March 24, 1987. (Physically filed and designated in Form 10-K for the fiscal year 1987, File No.
1-3553, as Exhibit 3-A.)  Articles of Amendment of the
Amended Articles of Incorporation, dated November 27, 1992.
(Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 3-A).

    (Exhibits EX-10.1 through EX-10.24 pertain to Southern
Indiana Gas and Electric Company.)

    EX-10.1  By-Laws as amended through December 18, 1990.
(Physically filed in Form 10-K for the fiscal year 1990, File No. 1-3553, as Exhibit 3-B.) By-Laws as amended through September 22, 1993. (Physically filed and designated in Form 10-K for the fiscal year 1993, File No.
1-3553, as EX-3 (b).)  By-Laws as amended through January 1,
1995.  (Physically filed herewith as EX-3(b).)

    EX-10.3* Mortgage and Deed of Trust dated as of April
1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental
Indentures thereto dated August 31, 1936, October 1, 1937,
March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949,
January 1, 1951, April 1, 1954, March 1, 1957, October 1,
1965, September 1, 1966, August 1, 1968, May 1, 1970,
August 1, 1971, April 1, 1972, October 1, 1973, April 1,
1975, January 15, 1977, April 1, 1978, June 4, 1981, January
20, 1983, November 1, 1983, March 1, 1984, June 1, 1984,
November 1, 1984, July 1, 1985, November 1, 1985, June 1,
1986.  (Physically filed and designated in Registration No.
2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment
No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in
Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K,
File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No.
1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K,
File No. 1-3553, dated June 3, 1986 as Exhibit (4).)  July
1, 1985 and November 1, 1985 (Physically filed and designated in Form 10-K, for the fiscal year 1985, File
No. 1-3553, as Exhibit 4-A.)  November 15, 1986 and January
15, 1987. (Physically filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.)
December 15, 1987.  (Physically filed and designated in Form
10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit
4-A.) December 13, 1990. (Physically filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as
Exhibit 4-A.)  April 1, 1993.  (Physically filed and
designated in Form 8-K, dated April 13, 1993, File 1-3553, as Exhibit 4.) June 1, 1993 (Physically filed and designated in Form 8-K, dated June 14, 1993, File 1-3553, as
Exhibit 4.) May 1, 1993. (Physically filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as
Exhibit 4(a).)

*Pursuant to paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, SIGECO agrees to furnish to the Commission on request any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of SIGECO, and has therefore not filed such documents as exhibits to this Form
10-K.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K  (Continued)


     EX-10.4 Agreement, dated, January 30, 1968, for Unit
No. 4 at the Warrick Power Plant of Alcoa Generating
Corporation ("Alcoa"), between Alcoa and Southern Indiana
Gas and Electric Company. (Physically filed and designated in Registration No. 2-29653 as Exhibit 4(d)-A.)

     EX-10.5 Letter of Agreement, dated June 1, 1971, and
Letter Agreement, dated June 26, 1969, between Alcoa and
Southern Indiana Gas and Electric Company. (Physically filed and designated in Registration No. 2-41209 as Exhibit
4(e)-2.)

     EX-10.6 Letter Agreement, dated April 9, 1973, and
Agreement dated April 30, 1973, between Alcoa and Southern
Indiana Gas and Electric Company. (Physically filed and designated in Registration No. 2-53005 as Exhibit 4(e)-4.)

     EX-10.7 Electric Power Agreement (the "Power
Agreement"), dated May 28, 1971, between Alcoa and Southern
Indiana Gas and Electric Company. (Physically filed and designated in Registration No. 2-41209 as Exhibit 4(e)-1.)

     EX-10.8 Second Supplement, dated as of July 10, 1975, to the Power Agreement and Letter Agreement dated April 30,
1973 - First Supplement. (Physically filed and designated in Form 12-K for the fiscal year 1975, File No. 1-3553, as
Exhibit 1(e).)

     EX-10.9 Third Supplement, dated as of May 26, 1978, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1978 as Exhibit A-1.)

     EX-10.10 Letter Agreement dated August 22, 1978 between
Southern Indiana Gas and Electric Company and Alcoa, which amends Agreement for Sale in an Emergency of Electrical
Power and Energy Generation by Alcoa and Southern Indiana
Gas and Electric Company dated June 26, 1979. (Physically filed and designated in Form 10-K for the fiscal year 1978, File No. 1-3553, as Exhibit A-2.)

     EX-10.11 Fifth Supplement, dated as of December 13,
1978, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No.
1-3553, as Exhibit A-3.)

     EX-10.12 Sixth Supplement, dated as of July 1, 1979, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No. 1-3553, as
Exhibit A-5.)

     EX-10.13 Seventh Supplement, dated as of October 1,
1979, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No.
1-3553, as Exhibit A-6.)

     EX-10.14 Eighth Supplement, dated as of June 1, 1980 to the Electric Power Agreement, dated May 28, 1971, between
Alcoa and Southern Indiana Gas and Electric Company.
(Physically filed and designated in Form 10-K for the fiscal year 1980, File No. 1-3553, as Exhibit (20)-1.)

     EX-10.15** Agreement dated May 6, 1991 between Southern
Indiana Gas and Electric Company and Ronald G. Reherman for consulting services and supplemental pension and disability benefits. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-12.)

     EX-10.16** Agreement dated July 22, 1986 between
Southern Indiana Gas and Electric Company and A. E. Goebel regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No.
1-3553, as Exhibit 10-A-13.)

     EX-10.17** Agreement dated July 25, 1986 between
Southern Indiana Gas and Electric Company and Ronald G.
Reherman regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-14.)


     ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item
601 of Regulation S-K.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K  (Continued)


     EX-10.18** Agreement dated July 22, 1986 between
Southern Indiana Gas and Electric Company and James A. Van
Meter regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-15.)

     EX-10.19** Agreement dated February 22, 1989 between
Southern Indiana Gas and Electric Company and J. Gordon
Hurst regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553 as Exhibit 10-A-16.)

     EX-10.20** Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement
Plan (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)

     EX-10.21** Supplemental Post Retirement Death Benefits
Plan, dated October 10, 1984. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No.
1-3553, as Exhibit 10-A-18.)

     EX-10.22** Summary description of Southern Indiana Gas and Electric Company's Corporate Performance Incentive Plan.
(Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-19.)

     EX-10.23** Southern Indiana Gas and Electric Company's
Corporate Performance Incentive Plan as amended for the plan year beginning January 1, 1994. (Physically filed and designated in Form 10-K for the fiscal year 1993, File No.
1-3553, as Exhibit 10-A-20.)

     EX-10.24** Southern Indiana Gas and Electric Company
1994 Stock Option Plan (Physically filed and designated in
Southern Indiana Gas and Electric Company'sProxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)

     EX-21 Subsidiaries of the Registrant

     EX-24 Power of Attorney


     ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item
601 of Regulation S-K.




(b)  Reports on Form 8-K

       No Form 8-K reports were filed by SIGCORP during the fourth quarter of 1995.






                                                    SCHEDULE II

                                 SIGCORP, Inc.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



Column A                 Column B       Column C       Column D  Column E
                                        Additions
                         Balance   Charged   Charged  Deductions  Balance
                         Beginning   to      to Other from Re-    End of
Description              of Year   Expenses  Accounts serves, Net     Year
                                      (in thousands)
VALUATION AND QUALIFYING
  ACCOUNTS:
Year 1995 - Accumulated
  provision for uncollectible
  accounts               $  231    $  581    $   -      $  675    $  138

Year 1994 - Accumulated
  provision for uncollectible
  accounts               $  166    $  819    $   -      $  754    $  231

Year 1993 - Accumulated
  provision for uncollectible
  accounts               $  136    $  616    $   -      $  586    $  166
OTHER RESERVES:
Year 1995 - Reserve for
  injuries and damages   $1,692    $  712    $ 155<F1>  $1,018    $1,541

Year 1994 - Reserve for
  injuries and damages   $1,321    $  705    $  95<F1>  $  429    $1,692

Year 1993 - Reserve for
  injuries and damages   $  334    $1,177    $  97<F1>  $  287    $1,321

<F1> Charged to construction accounts

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1996

SIGCORP, Inc.
By R. G. Reherman, Chairman, President
and Chief Executive Officer


BY /s/ R. G. Reherman
       R. G. Reherman

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures        Title                                  Date
R. G. Reherman    Chairman, President, Chief Executive
                  Officer (Principal Executive Officer)   March 28, 1996

A. E. Goebel*     Secretary and Treasurer
                  (Principal Financial Officer)           March 28, 1996

Robert L. Koch II*     )
                       )
Jerry A. Lamb*         )
                       )
Donald A. Rausch*      )  Directors                       March 28, 1996
                       )
Richard W. Shymanski*  )
                       )
Donald E. Smith*       )
                       )
James S. Vinson*       )
                       )
N. P. Wagner*          )


*By
     (R. G. Reherman, Attorney-in-fact)


SIGCORP
10-K


                                 EXHIBIT INDEX


                                                          Sequential
                                                          Page Number
Exhibits incorporated by reference are found on           44 - 46

EX-21   Subsidiaries of the Registrant                    48

EX-24   Power-of-Attorney                                 52 - 53