Form 10-Q
period 1996-03-31
SIGCORP INC
filed 1996-05-15
CIK 945372

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
  X        QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 1996

           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number is 1-11603

SIGCORP, Inc.
(Exact name of registrant as specified in its charter)

Indiana                                         35-1940620
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

20 N. W. Fourth Street, Evansville, Indiana     47741-0001
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:
(812) 465-5300

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes  X . No    .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                             Outstanding as of
Class                                        March 31, 1996

Common Stock, Without Par Value                  15,754,826

                                 SIGCORP, Inc.
                       CONSOLIDATED  STATEMENTS OF INCOME
                                                     Three Months Ended
                                                         March 31,
                                                     1996        1995
(in thousands except per share data)
OPERATING REVENUES

  Electric                                           $ 66,865    $60,315
  Gas                                                  39,612     24,108
     Total operating revenues                         106,477     84,423
OPERATING EXPENSES
  Operation:
     Fuel for electric generation                      18,778     18,958
     Purchased electric energy                          1,261      1,154
     Cost of gas sold                                  30,771     17,791
     Other                                             13,335     11,523
       Total operation                                 64,145     49,426
  Maintenance                                           6,188      5,836
  Depreciation and amortization                         9,708     10,241
  Federal and state income taxes                        6,515      2,613
  Property and other taxes                              3,591      3,638
       Total operating expenses                        90,147     71,754
OPERATING INCOME                                       16,330     12,669
  Other Income:
      Allowance for other funds used
      during construction                                   -        110
      Interest                                            301        194
      Other, net                                        2,241      1,701
                                                        2,542      2,005
INCOME BEFORE INTEREST AND OTHER CHARGES               18,872     14,674
  Interest and Other Charges:
      Interest on long-term debt                        4,680      4,654
      Amortization of premium, discount,
      and expense on debt                                 168        170
      Other interest                                      542        402
      Allowance for borrowed funds used
      during construction                                 (63)      (312)
      Preferred dividend requirements of subsidiary       274        276
                                                        5,601      5,190
 INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                 13,271      9,484

CUMULATIVE EFFECT AT JANUARY 1, 1995 OF ADOPTING
 THE UNBILLED REVENUES METHOD OF ACCOUNTING
 - NET OF INCOME TAXES                                      -      6,294
NET INCOME                                             13,271     15,778
AVERAGE COMMON SHARES OUTSTANDING                      15,755     15,755
EARNINGS PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $0.84      $0.60
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    -       0.40
  TOTAL EARNINGS PER SHARE OF COMMON STOCK              $0.84      $1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.

                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                     Three Months Ended
                                                         March 31,
                                                     1996        1995
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $ 13,271    $ 15,778
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    9,708      10,241
       Preferred dividend requirements of subsidiary      274         276
       Deferred income taxes and investment tax
        credits, net                                     (603)      1,799
       Allowance for other funds used during
        construction                                        -        (110)
       Cumulative effect of accounting change               -      (6,294)
       Change in assets and liabilities:
         Receivables, net (including accrued
          unbilled revenues)                              468       4,063
         Inventories                                    7,436       3,063
         Coal contract settlement                       3,177      (1,974)
         Accounts payable                             (14,337)    (15,590)
         Accrued taxes                                  8,341       2,943
         Refunds from gas suppliers                    (1,998)      3,299
         Refunds to customers                          (3,191)        756
         Accrued coal liability                             -       3,085
         Other assets and liabilities                   5,778      13,787
       Net cash provided by operating activities       28,324      35,122
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)              (5,615)     (8,331)
  Demand side management program expenditures            (769)     (1,670)
  Purchases of investments                                  -        (801)
  Sales of investments                                    600       1,250
  Investments in partnerships                             115         (62)
  Change in nonutility property                          (339)     (1,465)
  Other                                                 1,363       1,043
       Net cash used in investing activities           (4,645)    (10,036)
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                      -         (50)
  Dividends paid                                       (7,087)     (6,931)
  Reduction in preferred stock and long-term debt           -         (91)
  Change in environmental improvement funds held
   by trustee                                             (53)      5,254
  Payments on partnership obligations                  (2,232)     (2,681)
  Change in notes payable                              (7,814)    (15,927)
  Other                                                   133         214
       Net cash (used) provided in financing
        activities                                    (17,053)    (20,212)
NET INCREASE IN CASH AND CASH EQUIVALENTS               6,626       4,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,834      28,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 16,460    $ 32,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                   March 31,  December 31,
                                                   1996        1995
                                                       (in thousands)
ASSETS
Utility Plant, at original cost:
   Electric                                        $1,034,296  $1,030,890
   Gas                                                125,806     125,053
    Total Utility Plant, at original cost           1,160,102   1,155,943
   Less - accumulated provision for depreciation      498,971     490,326
    Total                                             661,131     665,617
   Construction work in progress                       14,113      13,750
       Net utility plant                              675,244     679,367
Other Investments and Property:
   Investments in leveraged leases                     34,740      35,609
   Investments in partnerships                         24,737      25,308
   Environmental improvement funds held by trustee      3,695       3,642
   Nonutility property and other                       11,944      11,605
      Total other investments and property             75,116      76,164
Current Assets:
   Cash and cash equivalents                           16,460       9,834
   Temporary investments, at market                       539       1,148
   Receivables, less allowance of $198
    and $138, respectively                             35,604      35,392
   Accrued unbilled revenues                           17,971      18,651
   Inventories                                         27,526      34,962
   Coal contract settlement                             9,751      12,928
   Other current assets                                 9,119       4,795
      Total current assets                            116,970     117,710
Deferred Charges:
   Unamortized premium on reacquired debt               6,022       6,142
   Postretirement benefits other than pensions          9,636       9,574
   Demand side management program                      21,106      20,337
   Other deferred charges                              14,669      14,687
      Total deferred charges                           51,433      50,740
                                                   $  918,763  $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
CONSOLIDATED BALANCE SHEETS

                                                   March 31,  December 31,
                                                   1996        1995
                                                   (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                       $ 78,258    $ 78,258
Retained Earnings                                   243,075     236,617
    Common shareholders' equity                     321,333     314,875
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                                 11,090      11,090
Cumulative Redeemable Preferred Stock
 of Subsidiary                                        7,500       7,500
Cumulative Special Preferred Stock
 of Subsidiary                                          924         924
Long-Term Debt, net of current maturities           257,486     257,440
Long-Term Partnership Obligations,
 net of current maturities                            4,607       6,839
    Total capitalization, excluding bonds
     subject to tender (see Consolidated
     Statements of Capitalization)                  602,940     598,668
Current Liabilities:
     Current Portion of Adjustable Rate
      Bonds Subject to Tender                        31,500      31,500
     Current Maturities of Long-Term Debt,
      Interim Financing and Long-Term Partnership Obligations:
         Maturing long-term debt                      9,906       9,906
         Notes payable                               22,652      30,500
         Partnership obligations                      2,786       2,786
           Total current maturities of long-term debt,
            interim financing and long-term
            partnership obligations                  35,344      43,192
     Other Current Liabilities:
        Accounts payable                             23,659      37,996
        Dividends payable                               123         123
        Accrued taxes                                17,162       8,821
        Accrued interest                              7,588       4,577
        Refunds to customers                          3,858       8,896
        Other accrued liabilities                    24,169      17,689
        Total other current liabilities              76,559      78,102
        Total current liabilities                   143,403     152,794
Deferred Credits and Other:
   Accumulated deferred income taxes                133,002     132,793
   Accumulated deferred investment tax credits,
    being amortized over lives of property           22,786     23,146
   Regulatory income tax liability                    2,525       2,977
   Postretirement benefits other than pensions       10,076       9,056
   Other                                              4,031       4,547
        Total deferred credits and other            172,420     172,519
                                                   $918,763    $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                   March 31,  December 31,
                                                   1996        1995
                                                   (in thousands)
COMMON SHAREHOLDERS' EQUITY
 Common Stock, without par value, authorized
  50,000,000 shares, issued 15,724,826 shares      $ 78,258    $ 78,258
 Retained Earnings, $2,194,121 restricted as
  to payment of cash dividends on common stock      243,075     236,617
                                                    321,333     314,875
PREFERRED STOCK OF SUBSIDIARY
 Cumulative, $100 par value, authorized 800,000
  shares issuable, in series:
   Nonredeemable
    4.8% Series, outstanding 85,895 shares
     callable at $110 per share                       8,590       8,590
    4.75% Series, outstanding 25,000 shares
     callable at $101 per share                       2,500       2,500
                                                     11,090      11,090
   Redeemable
    6.50% Series, outstanding 75,000 shares
     redeemable at $100 per share
     December 1, 2002                                 7,500       7,500
SPECIAL PREFERRED STOCK OF SUBSIDIARY
 Cumulative, no par value, authorized 5,000,000
  shares, issuable in series: 8-1/2% series,
  outstanding 9,237 shares
  redeemable at $100 per share                          924         924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
 First mortgage bonds                               251,444     251,410
 Notes payable                                        6,836       6,836
 Unamortized debt premium and discount, net            (794)       (806)
                                                    257,486     257,440
LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                            4,607       6,839
CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
 BONDS SUBJECT TO TENDER, DUE
  2015, Series B, presently 4.0%                     31,500      31,500
    Total capitalization, including bonds
     subject to tender                             $634,440    $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                   Three Months Ended
                                                       March 31,
                                                   1996        1995
                                                   (in thousands)

Balance Beginning of Period                        $236,617    $218,424
Net Income                                           13,271      15,778
                                                    249,888     234,202
Common Stock Dividends ($0.4325 per share in 1996
 and $0.4225 per share in 1995)                       6,813       6,656

Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)    $243,075    $227,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

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

2.   General

  It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1995 Annual Report to Shareholders.
  These financial statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries, Southern Indiana Gas and Electric Company (SIGECO), Southern Indiana Properties, Inc. (SIPI), Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), and ComSource, Inc. (ComSource) and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the three months ending March 31, 1996 should not be taken as an indication for all or any part of the balance of 1996.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGCORP, for the three months ended March 31, 1996 and 1995 paid interest (net of amounts capitalized) of $2,147,000 and $1,842,000, respectively, and income taxes of $732,000 and $289,000, respectively. Additionally SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $7,393,000 and $9,625,000 at March 31, 1996 and December 31, 1995,
respectively.

4.   Long-Term Debt

  On May 1, 1996, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 4.60% to 4.0%. The new interest rate, 4.0% will be fixed through April 30, 1997. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

5.   Operating Revenues - Accounting Change

  SIGECO previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, SIGECO changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years as of January 1, 1995, net of income taxes, was $6.3 million ($.40 per share), and was included in net income for the first quarter of 1995.

                          SIGCORP, Inc.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP) became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries (see "Holding Company"). Because of the significance of SIGECO, the operating results of the nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP.
  Earnings per share were $0.84 for the recent three-month period, compared to earnings of $0.60 per share before the cumulative effect of an accounting change for the first quarter of 1995. Net income for the three-month period ending March 31, 1995 included a one-time favorable adjustment, net of tax, of $6.3 million, or $.40 per share in recognition of the impact of SIGECO's change to the unbilled revenue method of accounting (see "Change in Accounting Method").

OPERATING REVENUES

  Electric revenues were up $6.5 million (11%) during the first quarter of 1996 compared to the same period in 1995, primarily due to increased sales to electric customers and to higher base retail rates. Although total system sales rose 6%, residential sales were 18% higher compared to the first quarter of 1995, reflecting temperatures which, when measured by heating degree days, were 23% colder than a year ago. Nonsystem sales, which typically have lower per unit margins than system sales, were up 15% due to SIGECO's continued aggressive marketing of electric power to nonassociated utilities. Electric revenues increased $1.4 million during the current quarter due to the third step of SIGECO's electric rate increase effective June 27, 1995, which raised retail rates approximately 2.05% overall.
Other factors contributing to higher electric revenue for the period included the more favorable sales mix and higher average rates charged on sales to nonassociated utilities. The recovery of lower per unit fuel costs partially offset these increases in electric revenue. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments.
  The changes in electric revenue are shown below:

                                   Revenue Increase (Decrease) From
                                    Corresponding Period in 1995
                                                  Three Months
                                                  Ended 3-31-96
                                                  (in thousands)
Change in sales volume                               $ 4,000
Effect of rate adjustments in sales
 to retail customers                                   1,400
Fuel and purchased power recovery                       (800)
Other                                                  1,950
                                                     $ 6,550
Increase in system sales (Mwh)                        65,073
Increase in nonsystem sales (MWh)                     32,673

     A 27% increase in gas sales and the recovery of higher unit costs of gas delivered to customers were the chief reasons for a $15.5 million increase in gas revenue during the current quarter. The colder winter weather was the primary cause of higher sales to residential and commercial customers, up 18% and 24%, respectively. Additionally, industrial sales were up significantly as certain transportation customers elected to purchase gas from SIGECO rather than from other sources. Average unit costs of gas sold, which are recovered from customers through commission approved gas cost adjustments, were 37% greater than those during the same period in 1995. The colder winter temperatures nationwide tightened spot market gas supplies, causing upward pressure on market prices during the first three months of 1996.
     The changes in gas revenues are shown below:

                                       Revenue Increase From
                                       Corresponding Period in 1995
                                             Three Months
                                             Ended 3-31-96
                                             (in thousands)
     Change in sales volume                     $ 8,500
     Cost of gas recovery                         6,300
     Other                                          700
                                                $15,500

     Increase in total throughput (MDth)          1,299

OPERATING EXPENSES

     Due to lower unit costs, the cost of fuel for electric generation and purchased electric energy was relatively unchanged during the current quarter despite a 7% increase
in units delivered to customers.   The significant increase
in spot market prices and in deliveries to customers caused a $13 million (73%) increase in cost of gas sold during the first three months of 1996. During the current three month period, increases in other operation expenses reflected greater employee benefit costs and other administrative and general expenses and the February 1, 1995 commercial operation of SIGECO's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1995 Form 10-K report for further discussion.) In June 1995, SIGECO began expensing costs which had previously been deferred for postretirement benefits other than pensions (health care and life insurance) attributed to electric utility operations. SIGECO received approval from the Indiana Utility Regulatory Commission to recover such costs in retail electric rates. (See item (1)(j), "Postretirement Benefits Other Than Pensions" of Notes To Consolidated Financial Statements in SIGCORP's 1995 Form 10-K report for further discussion.)
     Increased tree trimming and line clearance activity was the primary reason for a 6% increase in total maintenance expenses during the current period; production maintenance expenditures were unchanged from a year ago. The impact of lower depreciation rates placed in effect in June 1995 more than offset higher depreciation expense related to the February 1995 commercial operation of the new scrubber, resulting in a 5% decline in total depreciation expense during the first quarter of 1996. Federal and state income taxes were $3.9 million greater during the first quarter of 1996 compared to the same period in 1995 due to the higher 1996 pretax operating income and to a $1.2 million decrease in income taxes resulting from the settlement of SIGECO's IRS audit during the first quarter of 1995.

OTHER INCOME AND INTEREST CHARGES

     Other income during the current period reflects stronger results from SIGCORP's nonutility investments. The 1996 and 1995 periods included January sales to another utility of SIGECO's allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") granted by the Environmental Protection Agency. SIGECO has an agreement with the utility to sell to it essentially all of SIGECO's allotment of "bonus" allowances for the five year period beginning 1995.
     Interest and other charges were slightly higher during the current period due to lower capitalized interest resulting from completion of the scrubber.

CHANGE IN ACCOUNTING METHOD

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

HOLDING COMPANY

     On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
     Effective January 1, 1996, the new holding company, SIGCORP, became the parent of SIGECO and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected.
     The reorganization is in response to the changes created in the electric industry by the Energy Policy Act of 1992 and the need to respond quickly to the more competitive business environment. The new structure will buffer SIGECO and its customers from the effects of pursuing nonregulated opportunities while allowing SIGCORP to engage in closely related, but historically nonregulated, businesses. Providing gas and electric utility service to customers through SIGECO will remain the core business and primary focus of SIGCORP.

EARNINGS

     Earnings per share of common stock for the first quarter of 1996 increased 24 cents (40%) over earnings of 60 cents per share before the 40 cent per share adjustment for the cumulative effect of the accounting change during the first quarter of 1995. The increase in earnings before the adjustment for the accounting change was primarily due to greater weather-sensitive gas and electric sales, stronger sales to nonsystem electric customers, and higher per unit sales margins resulting from an approved increase in electric base retail rates and a more favorable sales mix, which were partially offset by the higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter ended March 31, 1996 totaled $6.4 million and were fully funded with internally generated cash. Cash provided from operations declined $6.8 million during the current three month period compared to the first quarter of 1995; conversely, cash used in investing and financing activities during 1996 decreased $8.6 million compared to a year ago. No financing activity occurred during the 1996 period. SIGCORP anticipates continued financial stability during the remainder of 1996 and is presently faced with no liquidity problems.
     At this time, SIGCORP estimates that SIGECO's construction expenditures for the five year period 1996-2000 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources, and approximately $17 million to develop and implement DSM programs; however, anticipated changes in the electric industry and other factors may require changes to the level of future DSM expenditures. (See "Demand Side Management" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1995 Form 10-K report for further discussion). Although SIGCORP expects the majority of the construction requirements and an estimated $83 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $60-70 million of external financing is anticipated to meet such requirements.

OTHER MATTERS

     On September 7, 1995, SIGECO petitioned the Indiana
Utility Regulatory Commission to adjust existing gas rates and charges to reflect the cost of gas service currently being provided by SIGECO. Negotiations with the participating parties are continuing and an order by the Indiana Commission approving new gas rates and charges is expected during the third quarter of 1996.

                  PART TWO - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders

  (a) The annual meeting of shareholders was held at 3:00 P.M. (CDT) on April 23, 1996, with the following actions taken:

  (b) The following two individuals were re-elected as directors of SIGCORP, Inc. for three year terms:
        Robert L. Koch, II and Jerry A. Lamb.

        The appointment of Arthur Andersen LLP as independent auditors of SIGCORP, Inc. for 1996 was ratified.

  (c) The following table shows the voting results as to each matter considered by the shareholders:

Item 1:  Vote for Election of Directors

Total Votes Cast:  13,476,803

Nominee                       Votes For             Votes Withheld

Robert L. Koch, II            13,258,065            218,738
Jerry A. Lamb                 13,143,955            237,141

Item 3:  Ratification of Appointment of Auditors

Total Votes Cast:  13,382,639

For                           Against               Abstain
13,194,529                    35,818                152,292

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      NONE

                          SIGCORP, Inc.

                            SIGNATURE

      Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGCORP, Inc
(Registrant)

/s/ S. M. Kerney
S. M. Kerney
Controller


May 15, 1996



                         SIGCORP Inc.

                             INDEX



                                                            Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the Three Months
     ended March 31, 1996 and 1995                              2

   Consolidated Statements of Cash Flows for the
     Three Months ended March 31, 1996 and 1995                 3

   Consolidated Balance Sheets at March 31, 1996 and
     December 31, 1995                                          4-5

   Consolidated Statements of Capitalization at March 31,
     1996 and December 31, 1995                                 6

 Statements of Retained Earnings for the
     Three Months ended March 31, 1996 and 1995                 7

   Notes to Consolidated Financial Statements                   8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations              10-13

Part II - Other Information                                     14

Signature                                                       15