Form 10-Q/A
period 1996-03-31
SIGCORP INC
filed 1996-05-21
CIK 945372

                          SIGCORP, Inc.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIGCORP, Inc
                                       (Registrant)


                                       A. E. Goebel
                                       A. E. Goebel
                                   Secretary and Treasurer


May 15, 1996