Form 10-Q
period 1996-06-30
SIGCORP INC
filed 1996-08-14
CIK 945372

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            Form 10-Q

(Mark One)
  X        QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 1996

___  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-11603


                          SIGCORP, Inc.
(Exact name of registrant as specified in its charter)

Indiana
(State or other jurisdiction of incorporation or organization)

35-1940620
(I.R.S. Employer Identification No.)

                     20 N. W. Fourth Street
                Evansville, Indiana 47741-0001
            (Address of principal executive offices)

                       (812) 465-5300
   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes  X . No ___.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Outstanding as of June 30, 1996
Class - Common Stock, Without Par Value - 15,754,826 Shares

                          SIGCORP, Inc.
               CONSOLIDATED  STATEMENTS OF INCOME
                                   Three Months Ended  Six Months Ended
                                        June 30,            June 30,
                                   1996      1995      1996      1995
                                      (in thousands except per share data)
OPERATING REVENUES
  Electric                         $65,803   $66,343   $132,668  $126,658
  Gas                               17,623    13,518     57,234    37,626
    Total operating revenues        83,426    79,861    189,902   164,284

OPERATING EXPENSES
  Operation:
    Fuel for electric generation    17,885    19,034     36,663    37,992
    Purchased electric energy        2,771     4,119      4,031     5,273
    Cost of gas sold                11,392     5,756     42,163    23,547
    Other                           12,594    11,895     25,929    23,418
      Total operation               44,642    40,804    108,786    90,230
  Maintenance                        7,720     8,516     13,908    14,352
  Depreciation and amortization      9,708    10,419     19,415    20,660
  Federal and state income taxes     4,644     4,300     11,159     6,913
  Property and other taxes           3,481     3,231      7,072     6,869
      Total operating expenses      70,195    67,270    160,340   139,024

OPERATING INCOME                    13,231    12,591     29,562    25,260
  Other Income:
    Allowance for other funds
     used during construction            2        98          2       208
    Interest                           427       232        728       426
    Other, net                         649       575      2,891     2,276
      Total operating income         1,078       905      3,619     2,910
INCOME BEFORE INTEREST AND
 OTHER CHARGES                      14,309    13,496     33,181    28,170
  Interest and Other Charges:
    Interest on long-term debt       4,648     4,657      9,327     9,311
    Amortization of premium,
     discount, and expense on debt     186       186        354       356
    Other interest                     468       323      1,010       725
    Allowance for borrowed funds
     used during construction         (104)     (102)      (167)     (414)
    Preferred dividend
     requirements of subsidiary        274       274        548       550
                                     5,472     5,338     11,072    10,528
 INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE               8,837     8,158     22,109    17,642

CUMULATIVE EFFECT AT JANUARY 1, 1995
 OF ADOPTING THE UNBILLED
 REVENUES METHOD OF ACCOUNTING
 - NET OF INCOME TAXES                   -         -          -     6,293

NET INCOME                           8,837     8,158     22,109    23,935

AVERAGE COMMON SHARES OUTSTANDING   15,755    15,755     15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                  $0.56     $0.52      $1.40     $1.12

  CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                     -         -          -      0.40

  TOTAL EARNINGS PER SHARE
   OF COMMON STOCK                   $0.56     $0.52      $1.40     $1.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                    Six Months Ended
                                                         June 30,
                                                    1996       1995
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                       $ 22,109   $ 23,935
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   19,415     20,660
      Preferred dividend requirements of subsidiary      548        550
      Deferred income taxes and investment tax
       credits, net                                      650      3,606
      Allowance for other funds used during
       construction                                        2       (208)
      Cumulative effect of accounting change               -     (6,293)
      Change in assets and liabilities:
        Receivables, net (including accrued
         unbilled revenues)                            4,171     (4,457)
        Inventories                                    5,365      3,191
        Coal contract settlement                       7,792    (11,429)
        Accounts payable                             (14,411)    (7,153)
        Accrued taxes                                  2,281      2,356
        Refunds from gas suppliers                    (1,690)      (914)
        Refunds to customers                          (4,061)    (1,385)
        Accrued coal liability                             -    (22,018)
        Other assets and liabilities                  (1,205)     2,777
      Net cash provided by operating activities       40,966      3,218

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)            (14,332)   (17,595)
  Demand side management program expenditures         (1,835)    (3,083)
  Purchases of investments                                 -       (801)
  Sales of investments                                   600      1,250
  Investments in partnerships                            545        725
  Change in nonutility property                       (9,816)    (4,258)
  Other                                                1,168        501
      Net cash used in investing activities          (23,670)   (23,261)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                     -        (50)
  Dividends paid                                     (14,177)   (13,861)
  Reduction in preferred stock and long-term debt          -        (91)
  Change in environmental improvement funds
   held by trustee                                      (104)     6,695
  Payments on partnership obligations                 (2,787)    (3,256)
  Change in notes payable                             (3,318)     6,215
  Other                                                  264        310
      Net cash used in financing activities          (20,122)    (4,038)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,826)   (24,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       9,834     28,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,008   $  3,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                  June 30,   December 31,
                                                  1996       1995
                                                       (in thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                        $1,036,636   $1,030,890
  Gas                                                126,524      125,053
                                                   1,163,160    1,155,943
  Less - accumulated provision for depreciation      507,844      490,326
                                                     655,316      665,617
  Construction work in progress                       18,916       13,750
     Net utility plant                               674,232      679,367

Other Investments and Property:
  Investments in leveraged leases                     34,959       35,609
  Investments in partnerships                         24,304       25,308
  Environmental improvement funds
   held by trustee                                     3,746        3,642
  Nonutility property and other                       21,421       11,605
                                                      84,430       76,164
Current Assets:
  Cash and cash equivalents                            7,008        9,834
  Temporary investments, at market                       539        1,148
  Receivables, less allowance of $290 and
   $138, respectively                                 33,344       35,392
  Accrued unbilled revenues                           16,528       18,651
  Inventories                                         29,597       34,962
  Coal contract settlement                             5,136       12,928
  Other current assets                                16,946        4,795
                                                     109,098      117,710
Deferred Charges:
  Unamortized premium on reacquired debt               5,902        6,142
  Postretirement benefits other than pensions          9,720        9,574
  Demand side management program                      21,879       20,337
  Other deferred charges                              11,460       14,687
                                                      48,961       50,740
                                                  $  916,721   $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                  June 30,    December 31,
                                                  1996        1995
                                                  (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                      $ 78,258     $ 78,258
Retained Earnings                                  245,099      236,617
  Common shareholders' equity                      323,357      314,875
Cumulative Nonredeemable Preferred Stock
 of Subsidiary                                      11,090       11,090
Cumulative Redeemable Preferred Stock of
 Subsidiary                                          7,500        7,500
Cumulative Special Preferred Stock of Subsidiary       924          924
Long-Term Debt, net of current maturities          261,077      257,440
Long-Term Partnership Obligations,
 net of current maturities                           5,073        6,839
  Total capitalization, excluding bonds subject
   to tender (see Consolidated Statements
   of Capitalization)                              609,021      598,668

Current Liabilities:
   Current Portion of Adjustable Rate Bonds
    Subject to Tender                               31,500       31,500
   Current Maturities of Long-Term Debt,
    Interim Financing and Long-Term
    Partnership Obligations:
       Maturing long-term debt                       9,165        9,906
       Notes payable                                24,309       30,500
       Partnership obligations                       1,765        2,786
         Total current maturities of long-term
          debt, interim financing and long-term
          partnership obligations                   35,239       43,192

   Other Current Liabilities:
      Accounts payable                              23,585       37,996
      Dividends payable                                123          123
      Accrued taxes                                 11,102        8,821
      Accrued interest                               4,555        4,577
      Refunds to customers                           3,273        8,896
      Other accrued liabilities                     25,003       17,689
      Total other current liabilities               67,641       78,102
      Total current liabilities                    134,380      152,794

Deferred Credits and Other:
  Accumulated deferred income taxes                134,984      132,793
  Accumulated deferred investment tax credits,
   being amortized over lives of property           22,425       23,146
  Regulatory income tax liability                    2,157        2,977
  Postretirement benefits other than pensions       11,144        9,056
  Other                                              2,610        4,547
      Total deferred credits and other             173,320      172,519
                                                  $916,721     $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                   June 30,   December 31,
                                                   1996       1995
                                                   (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
    50,000,000 shares, issued 15,754,826 shares    $ 78,258    $ 78,258
  Retained Earnings, $2,194,121 restricted as
    to payment of cash dividends on common stock    245,099     236,617
                                                    323,357     314,875
PREFERRED STOCK OF SUBSIDIARY
  Cumulative, $100 par value, authorized 800,000
   shares issuable, in series:
     Nonredeemable
       4.8% Series, outstanding 85,895 shares
        callable at $110 per share                    8,590       8,590
       4.75% Series, outstanding 25,000 shares
        callable at $101 per share                    2,500       2,500
          Total nonredeemable                        11,090      11,090
     Redeemable
       6.50% Series, outstanding 75,000 shares
        redeemable at $100 per share
        December 1, 2002                              7,500       7,500
SPECIAL PREFERRED STOCK OF SUBSIDIARY
  Cumulative, no par value, authorized 5,000,000
    shares, issuable in series: 8-1/2% series,
    outstanding 9,237 shares
    redeemable at $100 per share                        924         924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                              253,410     251,410
  Notes payable                                       8,450       6,836
  Unamortized debt premium and discount, net           (783)       (806)
                                                    261,077     257,440
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                           5,073       6,839
CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE
    2015, Series B, presently 4.0%                   31,500      31,500

     Total capitalization, including bonds
      subject to tender                            $640,521    $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                                   Six Months Ended
                                                   June 30,
                                                   1996        1995
                                                   (in thousands)
Balance Beginning of Period                        $236,617    $218,424
Net Income                                           22,109      23,935
                                                    258,726     242,359
Common Stock Dividends ($0.865 per share in 1996
 and $0.845 per share in 1995)                       13,627      13,312

Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)    $245,099    $229,047

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

  SIGCORP, Inc. (SIGCORP) is a holding company incorporated under the laws of the state of Indiana.
SIGCORP has five wholly-owned subsidiaries: Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility, and four nonregulated subsidiaries.
  On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
  Effective January 1, 1996, the new holding company, SIGCORP, Inc. (SIGCORP), became the parent of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries:
Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. Because of the significance of SIGECO, the operating results of the nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected.

2.   General

  It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1995 Annual Report to Shareholders.
  These financial statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries, Southern Indiana Gas and Electric Company (SIGECO), Southern Indiana Properties, Inc. (SIPI), Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), and ComSource, Inc. (ComSource) and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the six months ending June 30, 1996 should not be taken as an indication of the results for all or any part of the balance of 1996.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGCORP, for the six months ended June 30, 1996 and 1995 paid interest (net of amounts capitalized) of $10,191,000 and $9,687,000, respectively, and income taxes of $6,834,000 and $4,714,000, respectively. Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $6,838,000 and $9,625,000 at June 30, 1996 and December 31, 1995,
respectively.

4.   Long-Term Debt

  On May 1, 1996, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 4.60% to 4%. The new interest rate, 4%, will be fixed through April 30, 1997. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

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

                          SIGCORP, Inc.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP) became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries. Because of the significance of SIGECO, the operating results of the nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP.
  Earnings per share were $0.56 for the recent three month period compared to earnings of $0.52 per share for the second quarter of 1995; earnings per share for the first six months of 1996 were $1.40 versus earnings of $1.12 per share before the cumulative effect of an accounting change for the same period in 1995. Net income for the six month period ending June 30, 1995 included a one-time favorable adjustment, net of tax, of $6.3 million or $.40 per share in recognition of the impact of SIGECO's change to the unbilled revenue method of accounting (see Note 5 of Notes To Consolidated Financial Statements).

OPERATING REVENUES

  Despite stronger sales to retail electric customers and higher per unit sales margins resulting from an approved adjustment to base retail electric rates, electric revenues declined $.5 million (1%) during the second quarter of 1996 compared to the same period in 1995, primarily due to fewer sales to wholesale customers and lower per unit fuel costs reflected in revenues. Retail electric sales rose 9% on stronger sales to all customer classes, while wholesale sales, which typically have lower per unit margins than retail sales, declined substantially due to lower sales to Alcoa Generating Corporation (AGC) than during the second quarter of 1995 when a major maintenance outage occurred on one of AGC's generating units. Electric revenues increased $.9 million during the current quarter due to the third step of SIGECO's electric rate increase effective June 27, 1995, which raised retail rates approximately 2.05% overall. The recovery of lower per unit fuel costs which resulted in a $1.5 million decline in electric revenues, and changes in rates to wholesale customers and sales mix, more than offset these increases in electric revenues. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments.
  During the six month period ending June 30, 1996, electric revenues were up $6 million (5%) compared to the first two quarters of 1995, chiefly due to increased sales to retail electric customers and to higher base retail rates. Retail sales rose 8% reflecting colder winter temperatures during the first four months of 1996 than a year ago, and continued commercial and industrial growth in SIGECO's service territory. Wholesale sales for the six month period in 1996 were lower due to fewer sales to AGC during the second quarter. A 7% decrease in per unit fuel and purchased power costs recovered from customers resulted in a $2.3 million decrease in electric revenues.
  The changes in electric revenue are shown at the top of page 11.

                                         Revenue Increase (Decrease) From
                                            Corresponding Period in 1995
                                             Three Months   Six Months
                                             Ended 6-30-96  Ended 6-30-96
                                                     (in thousands)
Change in sales volume                       $   1,700      $   5,300

Effect of rate adjustments in sales
 to retail customers                               900          2,300

Fuel and purchased power recovery               (1,500)        (2,300)

Other                                           (1,640)           710
                                             $    (540)     $   6,010

Increase in retail sales (MWh)                  88,977        172,047

(Decrease) in wholesale sales (MWh)           (161,015)      (146,341)

     Increased sales to all customer classes was the primary reason for the $4.1 million (30%) increase in gas revenues during the three months ended June 30, 1996. Residential and commercial sales were greater due to much colder than normal April temperatures, and sales to industrial customers increased as certain gas transportation customers elected to purchase gas from SIGECO rather than from other sources. Average unit costs of gas sold, which are recovered from customers through commission approved gas cost adjustments, were comparable to those during the same period in 1995.
The change in sales mix partially offset these revenue increases.
     A 35% increase in gas sales and the recovery of higher unit costs of gas delivered to customers were the reasons for a $19.6 million (52%) increase in gas revenue during the first half of 1996 versus the same period in 1995. Colder winter weather during the first four months of 1996 was the primary cause of higher sales to residential and commercial customers, up 25% and 27%, respectively. Additionally, industrial sales were significantly greater due to certain transportation customers purchasing their gas supplies from SIGECO during both quarters in 1996. Average unit costs of gas sold recovered from customers during the recent six month period were 35% greater than those during the same period in 1995. The colder winter temperatures nationwide tightened spot market supplies, causing upward pressure on market prices during the first three months of 1996.
     The changes in gas revenues are shown below:

                                         Revenue Increase (Decrease) From
                                           Corresponding Period in 1995
                                             Three Months   Six Months
                                             Ended 6-30-96  Ended 6-30-96
                                                    (in thousands)
Change in sales volume                       $4,600         $11,800

Cost of gas recovery                            400           8,200

Other                                          (895)           (393)
                                             $4,105         $19,607

Increase in total throughput (MDth)             914           2,213

OPERATING EXPENSES

     Lower per unit fuel costs and fewer sales to wholesale customers resulted in a $2.5 million decrease in the cost of fuel for electric generation and purchased electric energy during the three month and six month periods ending June 30, 1996 compared to the same periods in 1995. Cost of gas sold rose $5.6 million during the current quarter due to the large increase in unit deliveries; the substantial increase in spot market prices during the first quarter of 1996 and much greater deliveries caused an $18.6 million increase in the cost of gas sold during the first half of 1996. During the three month and six month periods ending June 30, 1996, increases in other operation expenses reflected greater employee benefit costs and other administrative and general expenses and the February 1, 1995 commercial operation of SIGECO's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1995 Form 10-K report for further discussion.) In June 1995, SIGECO began expensing costs which had previously been deferred for postretirement benefits other than pensions (health care and life insurance) attributed to electric utility operations.
SIGECO received approval from the Indiana Utility Regulatory Commission to recover such costs in retail electric rates. (See item (1)(j), "Postretirement Benefits Other Than Pensions" of Notes To Consolidated Financial Statements in SIGCORP's 1995 Form 10-K report for further discussion.)
     Maintenance expenditures during both reporting periods declined compared to the same periods in 1995 when a devastating storm struck SIGECO's electric service area on June 8, requiring $2 million in maintenance repairs and $1.5 million in capital replacements. Higher tree trimming and line clearance activity and increased routine transmission and distribution maintenance repairs during both periods in 1996 partially offset the impact of the decline in storm repairs. Production maintenance expenditures were relatively unchanged during both reporting periods from a year ago. The impact of lower depreciation rates placed in effect in June 1995 more than offset higher depreciation expense related to the February 1995 commercial operation of the new scrubber, resulting in a 6% decline in total depreciation expense during the first six months of 1996. Federal and state income taxes were $4.2 million greater during the first six months of 1996 compared to the same period in 1995 due to the higher 1996 pretax operating income and to a $1.2 million decrease in income taxes resulting from the settlement of SIGECO's IRS audit during the first quarter of 1995.

OTHER INCOME AND INTEREST CHARGES

     Other income during the current six month period reflects stronger results from SIGCORP's nonutility investments during the first quarter of 1996 and increased interest income; other income during the second quarter of 1996 increased slightly compared to the same period a year ago.
     Interest and other charges were higher during the six month period ended June 30, 1996 due to lower capitalized interest resulting from completion of the scrubber and increased interest expense on short-term debt; these expenses during the second quarter of 1996 were relatively unchanged compared to the same period in 1995.

EARNINGS

     Earnings per share of common stock for the second quarter of 1996 increased four cents (8%) over earnings of $.52 cents per share during the second quarter of 1995 primarily due to stronger retail gas and electric sales and higher per unit sales margins resulting from an approved increase in electric base retail rates, which were partially offset by lower margins on gas sales and fewer wholesale electric sales.

     For the six months ended June 30, 1996, earnings per share of common stock rose 28 cents (25%) over earnings of $1.12 per share before the 40 cent per share adjustment for the cumulative effect of the accounting change during the first six months of 1995. The increase in earnings before the adjustment for the accounting change was primarily due to greater weather-sensitive gas and electric sales and higher per unit sales margins resulting from the increase in base electric retail rates, which were partially offset by the higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter and six months ended June 30, 1996 totaled $9.8 million and $16.2 million, respectively. Construction and demand side management program expenditures incurred during the second quarter of 1996 were 57% funded with internally generated cash; such expenditures incurred during the six months ended June 30, 1996 were fully funded with internally generated cash. Cash provided from operations increased $37.7 million during the current six month period compared to the same period in 1995 when SIGECO executed a contract buyout settlement agreement with its remaining long-term contract coal supplier. Cash used in investing and financing activities during 1996 increased $16.5 million compared to a year ago. No financing activity occurred during the 1996 period.
     At this time, SIGCORP estimates that SIGECO's construction expenditures for the five year period 1996-2000 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources, and approximately $17 million to develop and implement DSM programs (see "Other Matters"). Although SIGCORP expects the majority of the construction requirements and an estimated $83 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $60-70 million of external financing is anticipated to meet such requirements.

OTHER MATTERS

     On July 3, 1996, the Indiana Utility Regulatory Commission issued its order concerning the settlement agreement entered into between SIGECO and the Indiana Utility Consumer Counselor's Office to settle SIGECO's pending request for an increase in base retail natural gas rates, to adjust the level of future demand side management
(DSM) expenditures, and to address other related matters. The order granted approximately 86% of SIGECO's originally requested gas rate increase, representing an estimated $4.8 million increase in annual revenues. Additionally, the order granted significant reductions in previously ordered DSM expenditures during the 1997-2012 period, from a total of approximately $138 million to approximately $39 million. Although SIGECO is already recognized as one of the most competitive electric utilities in the nation, the reductions were requested by SIGECO to enable it to be even more cost competitive in the future with very low stranded investment exposure.

                  PART TWO - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders

  NONE

Item 5. Other Information

  NONE

Item 6. Exhibits and Reports on Form 8-K

  NONE

                          SIGCORP, Inc.

                            SIGNATURE

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGCORP, Inc
(Registrant)

A. E. Geobel
A. E. Goebel
Secretary and Treasurer

August 14, 1996

SIGCORP Inc.
INDEX

                                                                 Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the Six Months
     ended June 30, 1996 and 1995                                   2

   Consolidated Statements of Cash Flows for the
     Six Months ended June 30, 1996 and 1995                        3

   Consolidated Balance Sheets at June 30, 1996 and
     December 31, 1995                                              4-5

   Consolidated Statements of Capitalization at June 30,
     1996 and December 31, 1995                                     6

   Consolidated Statements of Retained Earnings for the
     Six Months ended June 30, 1996 and 1995                        7

   Notes to Consolidated Financial Statements                       8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                  10-13

Part II - Other Information                                         14

Signature                                                           15