Form 10-K405
period 1996-12-31
SIGCORP INC
filed 1997-03-27
CIK 945372

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K


       X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

                               OR

   _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________ to ___________



Commission   Registrant;           IRS Employer
             State of Incorporation;
File Number  Address and Telephone No.  Identification No.

1-11603      SIGCORP, Inc.                35-1940620
             (An Indiana Corporation)
             20 N. W. Fourth Street
             Evansville, Indiana  47741-0001
             (812) 465-5300

1-3553       Southern Indiana Gas and
              Electric Company            35-0672570
             (An Indiana Corporation)
             20 N. W. Fourth Street
             Evansville, Indiana  47741-0001
             (812) 465-5300

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Registrant     Title of each class                on which registered
SIGCORP, Inc.  Common Stock, Without Par Value    New York Stock Exchange
               Rights to Purchase Common Stock    New York Stock Exchange

Southern Indiana Gas     None
 and Electric Company

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
Registrant          Title of each class           on which registered
SIGCORP, Inc.       None

Southern Indiana
 Gas and Electric   Cumulative Preferred Stock,   New York Stock Exchange
 Company            $100 Par Value


Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrants' knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether all Registrants (1) have
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrants were required to file such reports), and (2)
have been subject to such filing requirements for the past
90 days: Yes   X   No

At February 28, 1997, the aggregate market values of SIGCORP, Inc. Common Stock, Without Par Value, and Southern
Indiana Gas and Electric Company Cumulative Preferred Stock,
$100 Par Value, 185,895 shares, held by non-affiliates were $551,418,910 and $15,432,859, respectively.

As of February 28, 1997, the number of shares outstanding of each of the Registrants' classes of common stock were:

SIGCORP, Inc.:                Common stock, no par value,
                              15,754,826 shares


Southern Indiana Gas
 and Electric Company:        Common stock, no par value,
                              15,754,826 shares outstanding
                              and held by SIGCORP, Inc.


Documents Incorporated by  Reference
The Joint Proxy Statement of SIGCORP, Inc. and Southern
Indiana Gas and Electric Company dated March 21, 1997 is incorporated by reference into Part III of this report.


This combined Form 10-K is separately filed by SIGCORP, Inc.
and Southern Indiana Gas and Electric Company.

                               Table of Contents
Item                                                             Page
Number                                                           Number
                                     Part I

  1       Business                                                       4
  2       Properties                                                    14
  3       Legal Proceedings                                             15
  4       Submission of Matters to Vote of Security Holders             15

                                    Part II

  5       Market for Registrant's Common Equity
            and Related Security Holder Matters                         16
  6       Selected Financial Data                                       17
  7       Management's Discussion and Analysis
            of Results of Operations and Financial Condition            18
  8       Financial Statements and Supplementary Data                   24
  9       Disagreements on Accounting and Financial
            Disclosure                                                  56

                                    Part III

 10       Directors and Executive Officers of
            the Registrants                                             56
 11       Executive Compensation and Transactions                       56
 12       Security Ownership of Certain Beneficial
            Owners and Management                                       57
 13       Certain Relationships and Related
            Transactions                                                57

                                    Part IV

 14       Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                         57
 15       Subsidiaries of the Registrant                                63
 16       Signatures                                                    64

                             PART I

Item 1.  BUSINESS

SIGCORP and SIGECO

ORGANIZATION

     SIGCORP, Inc. (SIGCORP) is a holding company incorporated October 19, 1994 under the laws of the State of Indiana. SIGCORP has nine wholly-owned subsidiaries:
Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility, and eight nonregulated subsidiaries.

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

     Effective January 1, 1996, the new holding company, SIGCORP, became the parent of SIGECO, which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. Because of the significance of SIGECO, the operating results of all nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are
unaffected.   (See "Nonregulated Subsidiaries - General" and
Note 1 of the Notes To Consolidated Financial Statements, page 40, for further discussion.)

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

     Electric service is supplied directly to Evansville and 74 other cities, towns and communities, and adjacent rural areas. Wholesale electric service is supplied to an additional eight communities. At December 31, 1996, SIGECO served 122,195 electric customers and was also obligated to provide for firm power commitments to the City of Jasper, Indiana and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group (ECAR).

     At December 31, 1996, SIGECO supplied gas service to 106,237 customers in Evansville and 64 other nearby communities and their environs. Since 1986, SIGECO has purchased its natural gas supply requirements from numerous suppliers. During 1996, thirty-one suppliers were used. Until November 1993, Texas Gas Transmission Corporation
(TGTC) was SIGECO's primary contract supplier. In November 1993, TGTC restructured its services so that its gas supplies are sold separately from its interstate transportation services. SIGECO assumed full responsibility for the purchase of all its natural gas supplies. (See Note 2 of the Notes to Consolidated Financial Statements, page 46, for a discussion of the restructuring of interstate pipelines.)

     The principal industries served by SIGECO include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products and coal mining.

     The only property SIGECO owns outside of Indiana is approximately eight miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky. The original cost of the property is less than $425,000. SIGECO does not distribute any electric energy in Kentucky.

SIGECO - LINES OF BUSINESS

     The percentages of operating revenues and operating income before income taxes attributable to the electric and gas operations of SIGECO for the five years ended December
31, 1996, were as follows:

                            Year Ended December 31,
                         1992      1993      1994      1995    1996
Operating Revenues:
     Electric            79.2%     78.4%     79.1%     81.3%   74.2%
     Gas                 20.8      21.6      20.9      18.7    25.8

Operating Income Before Income Taxes:
     Electric            99.0%     99.5%     90.9%     96.4%   89.0%
     Gas                  1.0       0.5       9.1       3.6    11.0

     Reference is made to Note 10 of the Notes to Consolidated Financial Statements, page 53, for Segments of
Business data.

SIGECO - ELECTRIC BUSINESS

     SIGECO supplies electric service to 122,195 customers, including 106,605 residential, 15,391 commercial, 176 industrial, 19 public street and highway lighting, and four municipal customers.

     SIGECO's installed generating capacity as of December 31, 1996 was rated at 1,236,000 kilowatts (Kw). Coal-fired generating units provide 1,021,000 Kw of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215,000 Kw.

     In addition, SIGECO has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc.,
Indianapolis Power & Light Company, Hoosier Energy Rural
Electric Cooperative, Inc.,  Big Rivers Electric
Corporation, Wabash Valley Power Association, and the City of Jasper, providing an ability to simultaneously interchange approximately 750,000 Kw.

     Record-breaking peak conditions occurred on August 17, 1995, when SIGECO's system summer peak load reached 1,021,000 Kw. The 1996 system peak load of 999,800 Kw was 2% lower than the 1995 peak. SIGECO's total load, including its firm power commitments to the City of Jasper, Indiana, for each of the years 1992 through 1996 at the time of the system summer peak, and the related reserve margin, are presented below.

Date of Summer
 Peak Load          7-13-92    7-28-93     7-20-94    8-17-95    8-21-96
Company System
 Peak Load (Kw)     916,700    1,012,700   992,000    1,021,000  999,800
Firm Power
 Commitments at
 Peak               46,300     55,300      42,000     60,800     53,500
Total at Peak       963,000    1,068,000   1,034,000  1,081,800  1,053,300

Total Generating
 Capability (Kw)    1,238,000  1,238,000   1,238,000  1,236,000  1,236,000
Reserve Margin
 at Peak            29%        16%         20%        14%        17%

     An all-time record winter peak load of 783,700 Kw occurred during the 1995-1996 season on February 2, 1996, and was 1.5% greater than the previous winter peak of 772,000 Kw reached on January 19, 1994.

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

     SIGECO (a summer peaking utility) has an agreement with Hoosier Energy Rural Electric Cooperative, Inc. (Hoosier Energy) for the sale of firm peaking power to Hoosier Energy during the annual winter heating season (November 15-March
15). The contract made available 200 Mw during the 1996-1997 winter season, and allows for a possible increase to 250 Mw by November 15, 1998. The contract will terminate March 15, 2000.

     Electric generation for 1996 was fueled by coal (99.6%) and natural gas (0.4%). Oil was used only for testing of gas/oil fired peaking units.

     Historically, coal for SIGECO's Culley Generating Station and Warrick Unit 4 has been purchased from operators of nearby Indiana strip mines pursuant to long-term contracts. During 1991, SIGECO pursued negotiations for new contracts with these mine operators and while doing so, purchased coal from the respective operators under interim agreements. In October 1992, SIGECO finalized a new supply agreement effective through 1995 and retroactive to 1991, with one of the operators under which coal is supplied to both locations. Included in the agreement was a provision whereby the contract could be reopened by SIGECO for modification of certain coal specifications. In early 1993, SIGECO reopened the contract for such modifications. Effective July 1, 1993, SIGECO bought out the remainder of its contractual obligations with the supplier, enabling SIGECO to acquire lower-priced spot market coal. SIGECO estimates the savings in coal costs during the 1991-1995 period, net of the total buy out costs, approximate $59 million. The net savings were passed back to SIGECO's electric customers through the fuel adjustment clause. The coal supplier retained the right of first refusal to supply Warrick Unit 4 and the Culley plant during the years 1996-2000. The coal used in these plants is blended, when necessary, to meet specifications set in conformance with the requirements of the Indiana State Implementation Plan for sulfur dioxide issued under Federal laws regulating air quality (Clean Air Act). Approximately 1,620,000 tons of coal were used during 1996 in the generation of electricity at the Culley Station and Warrick Unit 4. Culley Units 2 and 3 were recently equipped with flue gas desulfurization equipment as part of the Clean Air Act Compliance Plan.
(See  "Environmental Matters", page 11, for further
discussion.)   SIGECO's remaining long-term contract coal
supplier supplied the A. B. Brown Generating Station. On April 10, 1995, SIGECO reached an agreement with this coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal for all coal-fired generation. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings from this coal contract renegotiation are also being passed back to SIGECO's electric customers through the fuel adjustment clause. The amount of coal burned at A. B. Brown Generating Station during 1996 was approximately 1,149,000 tons. Both units at the generating station are equipped with flue gas desulfurization equipment so that coal with a higher sulfur content can be used. There are substantial coal reserves in the southern Indiana area. The average cost (including contract buyout costs) of coal consumed in generating electrical energy for the years 1992 through 1996 was as follows:


                                              Average Cost
                  Average Cost  Average Cost  Per Kwh
         Year     Per Ton       Per MMBTU     (In Mills)
         1992     $32.04        $1.42         15.30
         1993     32.56         1.46          15.66
         1994     31.86         1.42          14.91
         1995     30.02         1.33          14.10
         1996     26.01         1.16          12.40

     The Broadway Turbine Units 1 and 2, Northeast Gas Turbines and A. B. Brown Gas Turbine, when used for peaking, reserve or emergency purposes, use natural gas for fuel. Number 2 fuel oil can also be used in the Broadway Turbine Units and the Brown Gas Turbine.

     All metered electric rates contain a provision for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power through the operation of a fuel adjustment clause unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of fuel cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the fuel cost adjustment filing exceeds the total operating income authorized by the Indiana Utility Regulatory Commission (IURC) during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve-month period provided in the fuel cost adjustment filing. During 1994-1996, neither restriction affected SIGECO. As prescribed by order of the IURC, the adjustment factor is calculated based on the estimated cost of fuel and the net energy cost of purchased power in a designated future quarter. The order also provides that any over- or underrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses.

     See "Rate and Regulatory Matters" in Item 7,
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION, page 20, and Note 2 of the Notes to Consolidated Financial Statements, page 46, for discussion of SIGECO's general adjustments in electric rates.

     SIGECO participates in research and development in which the primary goal is cost savings through the use of new technologies. This is accomplished, in part, through the efforts of the Electric Power Research Institute (EPRI). In 1996,
SIGECO paid $1,004,000 to EPRI to help fund research and development programs such as advanced clean coal burning technology.

     SIGECO is participating with 14 other electric utility companies through Ohio Valley Electric Corporation (OVEC) in arrangements with the United States Department of Energy
(DOE), to supply the power requirements of the DOE plant near Portsmouth, Ohio. The sponsoring companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. The proceeds from the sale of power by OVEC are designed to be sufficient to meet all of its costs and to provide for a return on its common stock. During 1996, SIGECO's participation in the OVEC arrangements was 1.5%.

     SIGECO participates with 32 other utilities and other affiliated groups located in eight states comprising the east central area of the United States, in the East Central
Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability.

SIGECO - GAS BUSINESS

     SIGECO supplies natural gas service to 106,237 customers, including 96,741 residential, 9,274 commercial and 222 industrial customers, through 2,799 miles of gas transmission and distribution lines.

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

     The gas procurement practices of SIGECO and several of its major customers have been altered significantly during the past ten years as a result of changes in the natural gas industry. In 1985 and prior years, SIGECO purchased nearly its entire gas requirements from TGTC compared to 1996 when a total of 31 suppliers sold gas to SIGECO. In total, SIGECO purchased 19,375,378 Dth in 1996. In November 1993, TGTC restructured its services so that its gas supplies are sold separately from its interstate transportation services, and SIGECO assumed full responsibility for the purchase of all its natural gas supplies. (See subsequent reference in this section to the restructuring of interstate pipelines.) During 1996, twenty-seven of SIGECO's major gas customers took advantage utilized SIGECO's gas transportation program to procure a portion of their gas supply needs from suppliers other than SIGECO. A total of 11,801,376 Dth, 38% of total gas throughput, was transported for these major customers in 1996 compared to 12,083,838 Dth transported in 1995. SIGECO receives fees for the use of its facilities in transporting such gas.

     See "Rate and Regulatory Matters" in Item 7,
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION, page 20, for discussion of SIGECO's general adjustment in gas rates, and refer to
Note 2 of the Notes to Consolidated Financial Statements, page 46, for discussion of FERC Order No. 636, which required interstate pipelines to restructure their services so that gas supplies are sold separately from interstate transportation services.

     The all-time record send out occurred during the 1993-
1994 winter season on January 18, 1994, when 247,449 Dth of gas were delivered to SIGECO's customers. Of this amount, 97,946 Dth was purchased, 106,558 Dth was taken out of SIGECO's three underground storage fields, and 42,945 Dth was transported to customers under transportation agreements. The 1995-1996 winter season peak day send out was 230,505 Dth on February 2, 1996.

     The average cost per Dth of gas purchased by SIGECO
during the past five calendar years was as follows:   1992,
$2.77; 1993, $2.85; 1994, $2.54, 1995, $2.48; and 1996,
$3.47.

     The State of Indiana has established procedures which result in SIGECO passing on to its customers the changes in the cost of gas sold unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of gas cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the gas cost adjustment filing exceeds the total operating income authorized by the IURC during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve-month period provided in the gas cost adjustment filing. During 1994-1996, neither restriction affected SIGECO. Additionally, these procedures provide for scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses. SIGECO's rate structure does not include a weather normalization-type clause whereby a utility would be authorized to recover the gross margin on sales established in its last general rate case, regardless of actual weather patterns.

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

     On December 23, 1993, SIGECO entered into a definitive agreement to acquire Lincoln Natural Gas Company, Inc.
(LNG), a small gas distribution company serving approximately 1,400 customers contiguous to the eastern boundary of SIGECO's gas service territory. On June 30, 1994, SIGECO completed its acquisition of LNG after receiving the necessary regulatory and shareholder approvals, and in July 1996, merged LNG into SIGECO. The applicable financial data in this filing has been restated to reflect this acquisition.

SIGCORP

NONREGULATED SUBSIDIARIES - GENERAL

     In addition to its wholly-owned utility subsidiary, SIGECO, SIGCORP has eight wholly-owned nonutility subsidiaries, of which six were active by December 1996. Southern Indiana Properties, Inc., formed in 1986, invests principally in partnerships (primarily real estate), leveraged leases and marketable securities. Energy Systems Group, Inc., incorporated in April 1994, provides equipment and related design services to industrial and commercial customers. Southern Indiana Minerals, Inc., incorporated in May 1994, processes and markets coal combustion by-products. ComSource, Inc., incorporated in June 1995, markets telecommunications services. SIGCORP Energy Services, Inc., incorporated in October 1996, provides natural gas, pipeline management, storage service and other natural gas-related services to SIGECO and other customers. SIGCORP Capital, Inc., also incorporated in October 1996, will be the primary financing vehicle for SIGCORP's nonregulated subsidiaries. SIGCORP Fuels, Inc., incorporated in December 1996, was formed to provide coal supply procurement and related services, such as transportation of coal, to SIGECO and other customers. SIGCORP Power Marketing, Inc., also incorporated in December 1996, was formed to procure electric power supplies for SIGECO and other customers, and will market SIGECO's excess electric generation capacity.

SIGCORP and SIGECO

PERSONNEL

     The holding company, SIGCORP, had no employees as of December 31, 1996.

     SIGECO's network of gas and electric operations directly involves 785 employees with an additional 166 employed at Alcoa's Warrick Power Plant. Alcoa reimburses
SIGECO for the entire cost of the payroll and associated benefits at the Warrick Plant, with the exception of one-half of the payroll costs and benefits allocated to Warrick
Unit 4, which is jointly owned by SIGECO and Alcoa. The total payroll and benefits for SIGECO employees in 1996
(including all Warrick Plant employees) were $53.4 million.
In 1995, total payroll and benefits were $50.7 million.

     On July 1, 1994, SIGECO signed a new four-year contract with Local 702 of the International Brotherhood of Electrical Workers. The contract provides for annual wage increases of 3.5%, 3.5%, 3.75% and 4.0%. Improvements in productivity, work practices and the pension plan are also included, along with initiatives to increase labor/management cooperation. Additionally, SIGECO's Hoosier Division signed a five-year labor contract with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The contract provides for annual wage increases of 3.5%, 3.5%, 3.75%, 4.0% and 4.0%. Also included are improvements in health care coverage costs and pension benefits.

     As of December 31, 1996, Southern Indiana Properties,
Inc. had 2 employees; Energy Systems Group, Inc. had 19 employees; Southern Indiana Minerals, Inc. had 9 employees;
ComSource, Inc. had 13 employees; and SIGCORP Energy
Services, Inc. had 3 employees.  SIGCORP Capital, Inc.,
SIGCORP Power, Inc. and SIGCORP Fuels, Inc. had no employees as of December 31, 1996. There were no labor organizations representing employees of the nonregulated entities.

CONSTRUCTION PROGRAM AND FINANCING

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements. See "Liquidity and Capital Resources" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 22, for discussion of construction expenditures and financing during 1996.

     For 1997, SIGECO's construction expenditures are presently estimated to be $55.6 million, which includes $1.8 million for demand side management (DSM) programs. Expenditures in the power production area are expected to total $11.2 million. The balance of the 1997 construction program consists of $21.5 million for additions and improvements to other electric system facilities, $10.5 million for additions and improvements to the gas system, and $10.6 million for several strategic information systems and for common utility plant buildings and equipment.

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

     Currently it is estimated that SIGECO's construction expenditures will total about $260 million, including allowance for funds used during construction, for the years 1997-2001 as follows: 1997 - $55 million; 1998 - $66 million; 1999 - $46 million; 2000 - $44 million and 2001 - $49 million. This construction program reflects approximately $25 million for the design and implementation of several comprehensive information systems initiated in 1996 and $9 million for DSM programs. While SIGCORP expects the majority of SIGECO's construction requirements to be provided by internally generated funds, external financing requirements of $60-70 million are anticipated and will be used primarily to redeem an estimated $57 million of the total $69.8 million of SIGCORP long-term debt redemptions anticipated during the five year period.

REGULATION

     Because of its ownership of SIGECO, SIGCORP is a "Holding Company" as defined by the Public Utility Holding
Company Act of 1935 (PUHCA).  Furthermore, SIGECO is also a
"Holding Company" as defined by PUHCA due to SIGECO's ownership of 33% of Community Natural Gas Company. Both
SIGCORP and SIGECO are exempt from regulation under the PUHCA except for the provisions of Section 9(A)(2), which pertain to acquisitions of other utilities.

     Operating as a public utility under the laws of Indiana, SIGECO is subject to regulation by the Indiana Utility Regulatory Commission as to its rates, services, accounts, depreciation, issuance of securities, acquisitions and sale of utility properties or securities, and in other respects as provided by the laws of Indiana. See subsequent discussion under "Competition" regarding the restructuring of the electric utility industry and possible deregulation of certain segments or functions of electric utility service.

     In addition, SIGECO is subject to regulation by the Federal Energy Regulatory Commission with respect to the sale and transmission of electric energy in interstate commerce, its rates for sales for resale, interconnection agreements with other utilities, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

     See "SIGECO-Electric Business", page 5 and "SIGECO-Gas
Business", page 8 for further discussion regarding regulatory matters.

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

COMPETITION

     As part of its efforts to develop a national energy strategy, Congress amended PUHCA and the Federal Power Act by enacting the National Energy Policy Act of 1992 (NEPA), which will affect the traditional structure of the electric
utility industry.   As a result of changes brought about by
NEPA, SIGECO may be required to compete (or have the opportunity to compete) with other utilities and wholesale generators for sales of electricity to existing wholesale customers of SIGECO and other potential wholesale customers. SIGECO currently competes with other utilities in connection with intersystem bulk power sales. SIGECO does not presently compete for retail electric or gas customers with the other utilities within its assigned service areas. However, various federal and state legislators, including members of the Indiana General Assembly, have introduced proposed legislation addressing retail wheeling and other related issues. Under the proposed legislation, the electric generation function (and the marketing function under some proposals) would be subject to competition and deregulated, while other functions such as transmitting and distributing power, would continue to be regulated. See "National Energy Policy Act of 1992" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 20, for discussion of the major changes effected by NEPA and FERC Orders 888 and 889, issued during 1996. The new Orders mandate the filing of open access transmission tariffs and stipulate that the tariffs and other transmission service information be made available to all potential customers through an Open Access Same-time Information System, among other requirements.

     Some of SIGECO's gas customers have, or in the future could acquire, access to energy sources other than those available through SIGECO. (See "SIGECO-Gas Business", page 8, for discussion of gas transportation.) Although federal statute allows for bypass of a local distribution company, Indiana law disallows bypass in most cases and SIGECO would likely litigate such an attempt in the Indiana courts.
There is also increasing interest in research on the development of sources of energy other than those in general use. Such competition from other energy sources has not been a material factor to SIGECO in the past. SIGECO is unable, however, to predict the extent of competition in the future or its potential effect on SIGECO's operations.

ENVIRONMENTAL MATTERS

     Testing of five of the six sites utilized for the manufacture of gas by predecessors of SIGECO was substantially completed in 1995. The sixth, and last, site is currently being investigated. Under current regulations, no remedial action is necessary or required unless the soil is disturbed. If remediation efforts are required in the future, SIGECO estimates the related costs would not exceed $250,000 on a current basis. At the present time, SIGECO does not anticipate that remediation efforts will be required at any of these sites and therefore has not provided for such costs. If, however, significant remedial action is required on the sixth, or any other sites, SIGECO will seek recovery of all related costs in excess of amounts recovered from other potentially responsible parties or insurance carriers through rates. SIGECO has not been named a potentially responsible party by the Environmental Protection Agency (EPA) for these, or any other, sites.

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

     The implementation of federal and state regulations designed to protect the environment, including those hereinafter referred to, involves or may involve review, certification or issuance of permits by federal and state agencies. Compliance with such regulations may limit or prevent certain operations or substantially increase the cost of operation of existing and future generating installations, as well as seriously delay or increase the cost of future construction. Such compliance may also require substantial investments above those amounts stated under "Construction Program and Financing", page 10.

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

     In October 1990, the U.S. Congress adopted major revisions to the Federal Clean Air Act. The revisions require reduction in emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) from coal-burning electric generating facilities, including those owned and operated by SIGECO. Two of SIGECO's principal coal-fired facilities (A. B. Brown Units 1 and 2, totaling 500 megawatts of capacity) were equipped with sulfur dioxide removal equipment (scrubbers) and were not severely affected by the new legislation. However, 523 megawatts of SIGECO's coal-fired generating capacity were significantly impacted by the lower emission requirements. SIGECO was required to reduce total emissions from Culley Unit 3 (250 megawatts), Warrick Unit 4 (135 megawatts) and Culley Unit 2 (92 megawatts) by approximately 50% to 2.5 lb/MMBTU by January 1995 (Phase I) and to 1.2 lb/MMBTU by January 2000 (Phase II). SIGECO met all of the Phase I emission requirements and some of the Phase II requirements by January 1995 with the implementation of its Clean Air Act Compliance Plan which includes equipping Culley Units 2 and 3 with a sulfur dioxide scrubber, among
other provisions.   Unit 1 at Culley Station (46 megawatts)
is also subject to the 1.2 lb/MMBTU restriction by January 2000. Current regulatory policy allows for the recovery through rates of all authorized and approved pollution control expenditures. Refer to "Clean Air Act" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 21, for further discussion of SIGECO's Clean Air Act Compliance Plan, and the associated costs. SIGECO filed Title V (of the 1990 Amendments to the Federal Clean Air Act) permit applications for all of its applicable generation facilities during the fourth quarter of 1996. The applications have been approved for completeness and are being processed by the Indiana Air Board. Warrick Unit 4 (50% owned by SIGECO) is covered by Title V permit applications filed by Alcoa Generating Corporation, majority owner of the Warrick Generating Station.

     With the addition of the scrubber at the Culley generating station, SIGECO is exceeding the minimum compliance requirements of Phase I and intends, at this time, to utilize resulting "overcompliance allowances" and fuel blending (with low sulfur coal) strategies to meet the remaining Phase II requirements effective January 2000. No material capital expenditures are anticipated to meet Phase
II requirements, and thus, none are reflected in the projected construction requirements for the years 1997-2001 discussed in "Liquidity and Capital Resources" in Item 7,
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION, page 22.

     In October 1996, SIGCORP received a notice of violation
(NOV) from the federal EPA for alleged violations of Indiana air pollution regulations regarding particulate matter emissions in October 1995 by the Unit 1 boiler of SIGECO's Culley Station. The notice is a preliminary finding of violation and is being discussed with the EPA.

     In December 1996 and January 1997, the federal EPA issued proposed regulations regarding new national ambient air quality standards for regional ozone and particulate matter concentration levels, which could reduce SIGECO's allowed NOx and particulate matter emissions. SIGECO is currently evaluating the proposed regulations and the potential impact on SIGECO if ultimately adopted.

     In connection with the use of sulfur dioxide removal equipment at the A. B. Brown Generating Station, SIGECO operates a solid waste landfill for the disposal of approximately 200,000 tons of residue per year from the scrubbing process. Application for renewal of the landfill operating permit was filed with the Indiana Department of Environmental Management (IDEM) in August 1996. The existing permit will remain in effect until action is taken by IDEM on the renewal application. SIGECO also has a solid waste landfill available for the disposal of the gypsum by-product being produced by the new sulfur dioxide scrubber at the Culley Generating Station. SIGECO was granted a five-year operating permit for the landfill in June 1995, but anticipates using this landfill only when the gypsum by-product does not meet contract specifications. Refer to "Clean Air Act" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 21 of this report, for discussion of the sale of the gypsum by-product to a wallboard manufacturer.

     Under the Federal Water Pollution Control Act of 1972 and Indiana law and regulations, SIGECO is required to obtain permits to discharge effluents from its existing generating stations into the navigable waterways of the United States. The State of Indiana has received authorization from the EPA to administer the Federal discharge permits program in Indiana. Variances from effluent limitations may be granted by permit on a plant-by-plant basis where the utility can establish the limitations are not necessary to assure the protection of aquatic life and wildlife in and on the body of water into which the discharge is to be made. SIGECO has been granted National Pollution Discharge Elimination System (NPDES) permits covering miscellaneous waste water and thermal discharges for all its generating facilities to which the NPDES is applicable, namely the Culley Station, A. B. Brown Station, Broadway Station (gas turbines) and Warrick Unit 4. Such discharge permits are limited in time and must be renewed at five-year intervals. During 1994, SIGECO submitted renewal applications for these permits, which are currently pending, as they are for most industries. The existing permits will remain in effect until action is taken by IDEM on the renewal applications. SIGECO anticipates renewal of the permits by IDEM. At present, there are no known enforcement proceedings concerning water quality pending or threatened against SIGECO.

EXECUTIVE OFFICERS OF SIGCORP AND SIGECO

                 Age at   Positions Held During
Name            12/31/96  Past Five Years                   Dates
R. G. Reherman   61     Chairman of the Board of Directors,
                        President and Chief Executive
                        Officer of SIGCORP                   01/96-Present
                        Chairman of the Board of Directors,
                        President and Chief Executive
                        Officer of SIGECO                    03/92-Present
                        President, Chief Executive Officer
                        and Director of SIGECO               *-03/92

A. E. Goebel     49     Secretary and Treasurer
                        of SIGCORP                           01/96-Present
                        Senior Vice President,
                        Chief Financial Officer
                        and Secretary of SIGECO              10/96-Present
                        Senior Vice President,
                         Chief Financial Officer,
                        Secretary and Treasurer
                         of SIGECO                           *-10/96

J. G. Hurst      53     Senior Vice President and
                         General Manager
                        of Operations of SIGECO              03/92-Present
                        Vice President, Gas and Warrick
                         Operations of SIGECO                *-03/92

J. L. Davis      41     Vice President of Marketing
                         and Customer
                         Service of SIGECO                   07/95-Present
                        Director of Marketing of SIGECO      *-07/95

R. G. Jochum     49     Vice President and Director
                         of Power Production of SIGECO       07/94-Present
                        Director of Power Production
                         of SIGECO                           09/93-07/94

G. M. McManus    49     Vice President and Director
                         of Governmental
                        and Public Relations of SIGECO       03/92-Present
                        Director of Governmental
                         Affairs of SIGECO                   *-03/92

* Indicates positions held at least since 1992.

Item 2.  PROPERTIES

SIGCORP and SIGECO

     SIGCORP has no significant properties other than common stock of affiliates.

     SIGECO's installed generating capacity as of December 31, 1996 was rated at 1,236,000 Kw. SIGECO's coal-fired generating facilities are: the Brown Station with 500,000 Kw of capacity, located in Posey County about eight miles east of Mt. Vernon, Indiana; the Culley Station with 386,000 Kw of capacity, and Warrick Unit 4 with 135,000 Kw of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80,000 Kw Brown Gas Turbine located at the Brown Station; two Broadway Gas Turbines located in Evansville, Vanderburgh County, Indiana, with a combined capacity of 115,000 Kw; and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20,000 Kw. The Brown and Broadway turbines are also equipped to burn oil. Total capacity of SIGECO's five gas turbines is 215,000 Kw and are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

     SIGECO's transmission system consists of 804 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 31 substations with an installed capacity of 3,866,590 kilovolt amperes (Kva). The electric distribution system includes 3,178 pole miles of lower voltage overhead lines and 199 trench miles of conduit containing 1,115 miles of underground distribution cable.
The distribution system also includes 85 distribution substations with an installed capacity of 1,587,734 Kva and 46,501 distribution transformers with an installed capacity of 1,943,668 Kva.

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

     SIGECO's gas transmission system includes 341 miles of transmission mains, and the gas distribution system includes
2,458 miles of distribution mains.

     SIGECO's properties are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932 between
SIGECO and Bankers Trust Company, New York, as Trustee, as supplemented by various supplemental indentures, all of which are exhibits to this report and collectively referred to as the "Mortgage".

     Subsidiaries other than SIGECO have no significant properties other than investments in real estate partnerships, leveraged leases and marketable securities.

Item 3.  LEGAL PROCEEDINGS

SIGCORP and SIGECO

     There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant is a party.

     No material legal proceedings were terminated during the fourth quarter of 1996.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

SIGCORP and SIGECO

     None
                             PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED SECURITY HOLDER MATTERS

SIGCORP and SIGECO

     Effective January 1, 1996, all shares of common stock of SIGECO were exchanged for an equal number of shares of common stock of SIGCORP. As of February 21, 1997, SIGCORP had 8,377 holders of record of common stock. The principal market on which SIGCORP's common stock is traded is the New
York Stock Exchange, Inc. where the common stock is listed.
The high and low sales prices for SIGCORP's stock as reported in the consolidated transaction reporting system for each quarterly period during the two most recent fiscal years were:

QUARTERLY PERIOD
        1                2               3               4
        High    Low      High    Low     High    Low     High    Low
1996    $37     $32-7/8  $34-7/8 $32-7/8 $35-5/8 $33-1/4 $35-3/4 $33
1995    $29-1/4 $26-3/8  $34-1/8 $28-7/8 $33-3/4 $30     $36-3/8 $32-5/8

     Dividends declared and paid per share of SIGCORP common stock during the past two years were:

QUARTERLY PERIOD
               1              2              3              4
1996           $0.4325        $0.4325        $0.4325        $0.4325
1995           $0.4225        $0.4225        $0.4225        $0.4225

     The quarterly dividend on common stock was increased to 44-1/4 cents per share in January 1997, payable March 20, 1997.

DIVIDEND RESTRICTIONS

     The following restrictions pertain to SIGECO but, to the extent that the dividends of SIGCORP depend on SIGECO earnings, may have an effect on SIGCORP.

     The payment of cash dividends on SIGECO's common stock to SIGCORP is, in effect, restricted by the Mortgage to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1947, subject to reduction if amounts deducted from earnings for current repairs and maintenance and provisions for renewals, replacements and depreciation of all the property of SIGECO are less than amounts specified in the Mortgage. (See
Section 1.02 of the Supplemental Indenture dated as of July 1, 1948, as supplemented.) No amount was restricted against cash dividends on common stock as of December 31, 1996 under this restriction.

     The payment of cash dividends on common stock is, in effect, restricted by SIGECO's Amended Articles of Incorporation to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1935. The Amended Articles of Incorporation require that, immediately after such dividends, there shall remain to the credit of earned surplus an amount at least equal to two times the annual dividend requirements on all then outstanding Preferred Stock, No Par Value. (See Art. VI, Terms of Capital Stock, General Provisions (B)). The amount restricted against cash dividends on common stock at December 31, 1996 under this restriction was $2,194,121, leaving $211,493,949 unrestricted for the payment of dividends. In addition, the Amended Articles of Incorporation provide that surplus otherwise available for the payment of dividends on common stock shall be restricted to the extent that such surplus is included in a calculation required to permit SIGECO to issue, sell or dispose of preferred stock or other stock senior to the common stock (Art. VI, Terms of Capital Stock, General Provisions (E)).

     An order of the Securities and Exchange Commission dated October 12, 1944 under the Public Utility Holding Company Act of 1935 in effect restricts the payment of cash dividends on common stock to 75% of net income available for distribution to the common stock, earned subsequent to December 31, 1943, if the percentage of common stock equity to total capitalization and surplus, as defined, is less than 25%. At December 31, 1996, such ratio amounted to approximately 49%.

Item 6.  SELECTED FINANCIAL DATA

SIGCORP and SIGECO

SIGCORP, Inc.
Year Ended December 31
(in thousands except
 per share data)         1996      1995      1994      1993      1992
Operating Revenues       $372,730  $338,698  $330,035  $329,489  $306,905
Operating Income         $ 61,041  $ 53,873  $ 52,367  $ 51,565  $ 50,895
Net Income Before
 Cumulative Effect
 of Accounting Change    $ 43,264  $ 38,525  $ 39,920  $ 38,483  $ 35,491
Net Income               $ 43,264  $ 44,819  $ 39,920  $ 38,483  $ 35,491
Average Common Shares
 Outstanding               15,755    15,755    15,755    15,755    15,755
Earnings Per Share
 of Common Stock Before
 Cumulative Effect of
 Accounting Change       $   2.75  $   2.44  $   2.53  $   2.44  $   2.25
 Cumulative Effect
 of Accounting Change    $      -  $   0.40  $      -  $      -  $      -
 Total Earnings Per
 Share of Common Stock   $   2.75  $   2.84  $   2.53  $   2.44  $   2.25
Dividends Per Share
 of Common Stock         $   1.73  $   1.69  $   1.65  $   1.61  $   1.56
Total Assets             $952,653  $923,981  $917,416  $860,841  $762,133
Redeemable Preferred
 Stock                   $  8,424  $  8,424  $  8,515  $  8,515  $  8,515
Long-Term Obligations    $266,951  $265,085  $274,467  $274,884  $213,026

Southern Indiana Gas And Electric Company
Year Ended December 31
(in thousands except
 per share data)         1996      1995      1994      1993      1992
Operating Revenues       $372,730  $338,698  $330,035  $329,489  $306,905
Operating Income         $ 61,041  $ 53,873  $ 52,367  $ 51,565  $ 50,895
Net Income Before
Cumulative Effect of
 Accounting Change       $ 42,841  $ 39,624  $ 41,025  $ 39,588  $ 36,758
Net Income Applicable
to Common Stock          $ 41,744  $ 44,819  $ 39,920  $ 38,483  $ 35,491
Average Common Shares
 Outstanding               15,755    15,755    15,755    15,755    15,755
Earnings Per Share of
 Common Stock Before
 Cumulative Effect of
 Accounting Change       $   2.65  $   2.44  $   2.53  $   2.44  $   2.25
 Cumulative Effect
 of Accounting Change    $      -  $   0.40  $      -  $      -  $      -
 Total Earnings Per
 Share of Common Stock   $   2.65  $   2.84  $   2.53  $   2.44  $   2.25
Dividends Per Share of
 Common Stock            $   1.73  $   1.69  $   1.65  $   1.61  $   1.56
Total Assets             $852,325  $923,981  $917,416  $860,841  $762,133
Redeemable Preferred
 Stock                   $  8,424  $  8,424  $  8,515  $  8,515  $  8,515
Long-Term Obligations    $252,114  $265,085  $274,467  $274,884  $213,026

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

References to "Notes" pertain to the Notes to Consolidated
Financial Statements.

SIGCORP and SIGECO

SIGCORP, Inc. (SIGCORP) is an investor-owned holding company with nine wholly-owned subsidiaries. Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility, accounts for over 90% of SIGCORP's net income. Because of the significance of SIGECO, the operating results of all other subsidiaries, which are nonregulated, are included in Other Income in the consolidated statements of SIGCORP. Refer to Note 1, page 40, for further discussion of the restructuring of SIGECO effective January 1, 1996.

Earnings per share for SIGCORP and SIGECO were $2.75 and $2.65, respectively, in 1996, compared to 1995 earnings before the cumulative effect of an accounting change of $2.44 and 1994 earnings of $2.53.

The 1996 earnings were favorably impacted by a number of items, including:
*    Increased sales to retail gas and electric customers
* Higher sales margins resulting from approved increases in gas and electric rates
*    Lower maintenance expenditures
* Record high sales to other electric utilities and power marketers

The above listed items were partially offset by:
*    Increased operating expenses related to the additional
     costs of postretirement benefits other than pensions
*    Higher full-year operating expenses of SIGECO's new
     Culley sulfur dioxide removal facility which began
     operation in 1995
*    Fewer sales to Alcoa Generating Corporation

SALES AND REVENUES Electric revenue increases due to greater electric sales and full year implementation of the third step of a three-step increase in retail electric rates (see "Rate and Regulatory Matters") were substantially offset by the recovery of lower unit fuel costs through retail rates, resulting in a slight increase in electric revenues during 1996. In 1995, electric revenues rose 5.6% ($14.6 million) due to implementation of the second and third steps of the rate increase and to increased sales to retail and wholesale electric customers. Total sales to retail and firm contract wholesale customers were up 3.4% in 1996, following an increase of 3.2% in 1995, and were led by stronger commercial and industrial sales resulting from continued economic growth in SIGECO's service area. Excluding sales to Alcoa Generating Corporation, which declined after rising 53% in 1995, nonfirm wholesale electric sales increased 22% in 1996 following a 23% increase in 1995. These sales represented approximately 11% of total 1996 electric sales.

Stronger sales to all retail gas customers, higher unit gas costs recovered through retail rates (see "Cost of Gas Sold") and the impact of approved increases in base gas rates (see "Rate and Regulatory Matters") resulted in a 52% ($33 million) increase in 1996 gas operating revenues, following an 8.5% ($5.9 million) decline in 1995 gas revenues caused by the recovery of lower unit gas costs and fewer sales to residential customers. Gas sales were up 24% in 1996, with residential and commercial sales rising 19% and 21%, respectively. The increased sales reflected 17% colder winter temperatures in the region when measured in heating degree days, and the continued economic development in SIGECO's service area. Sales to industrial customers rose 43% during the year due to greater sales to transportation customers and the continued economic growth.

FUEL AND PURCHASED ELECTRIC ENERGY Fuel for electric generation, the most significant electric operating cost, declined 7.8% ($6.4 million) in 1996 due to 12% lower unit coal costs resulting from SIGECO's coal contract reformation efforts (see "Rate and Regulatory Matters"). Average coal costs per kWh generated were $.0124, $.0141 and $.0149 for 1996, 1995 and 1994, respectively. SIGECO continues to pursue further reductions in coal prices as a key component of its strategy to remain a low-cost provider of electricity and anticipates that 1997 unit coal costs will decline further. The 1995 fuel for electric generation expense was 2.6% lower than 1994 costs due to the lower unit coal costs.

Due to the reduced requirements of Alcoa Generating
Corporation, SIGECO decreased its purchases of electricity from other utilities by 15% in 1996. Conversely, purchases of electric energy in 1995 were 69% greater than in 1994.

COST OF GAS SOLD The generally downward trend of natural gas market prices experienced over the past several years was drastically reversed in 1996 when the combination of greater demand for gas caused by colder winter temperatures nationwide and fewer available natural gas supplies caused unit gas costs to be 37% higher than those incurred in 1995. The higher unit costs combined with the increase in sales resulted in a 64% ($25.8 million) increase in cost of gas sold in 1996, the major component of gas operating expenses. The higher unit costs during the current period followed declines in 1995 and 1994 of 7.7% and 7.9%, respectively. Changes in the unit costs of gas sold are passed on to customers through an Indiana Utility Regulatory Commission
(IURC) approved gas cost recovery mechanism.

OTHER OPERATION AND MAINTENANCE EXPENSES Other operation expenses rose 11% ($5.5 million) during 1996 mainly due to the additional costs of postretirement benefits other than pensions applicable to retail electric and gas operations. Those costs total about $2.8 million on an annual basis beginning June 1995 and an additional $1.1 million on an annual basis beginning July 1996. The costs were previously deferred pending inclusion in electric and gas rates (see "Rate and Regulatory Matters"). The increased operation expenses also reflected full-year operating costs of the new sulfur dioxide scrubber placed in commercial service February 1, 1995 (see "Clean Air Act"), and higher other operating expenses. In 1995, other operation expenditures were 3.7% ($1.8 million) greater than 1994 expenses, due primarily to the additional postretirement benefit costs applicable to retail electric operations and to the operating costs of the new scrubber.

No major power generation maintenance projects were performed during 1996. As a result, power generation maintenance expenditures were lower than in 1995, when a scheduled major turbine generator maintenance overhaul was performed at SIGECO's A. B. Brown Generating Station. Additionally, on June 8, 1995, SIGECO's service area experienced a storm requiring $3.5 million to restore service to its customers. Of that amount, approximately $2 million was related to system repairs; the remainder represented capital replacements. These were the chief reasons for an 8% ($2.5 million) decrease in 1996 maintenance expenses, following a 5.9% ($1.8 million) increase in 1995 maintenance expenditures resulting from the storm repairs.

DEPRECIATION AND AMORTIZATION Depreciation and amortization expense declined slightly in 1996, the result of lower depreciation rates on electric utility plant related to SIGECO's retail electric rate adjustment. The 1996 decrease followed 4.2% ($1.6 million) higher expenses in 1995, due primarily to the depreciation of SIGECO's $103 million investment in its Clean Air Act Compliance Plan facilities (see "Clean Air Act") beginning February 1, 1995. Depreciation of gas plant increased slightly during 1996 and 1995 due to SIGECO's continued investment in facilities required by new business development and improvements to the existing gas distribution system.

While inflation has a significant impact on the replacement cost of SIGECO's facilities, only the historical cost of electric and gas plant investment is recoverable in revenues as depreciation under the ratemaking principles followed by the IURC, under whose regulatory jurisdiction SIGECO is subject. With the exception of adjustments for changes in fuel and gas costs and margin on sales lost under SIGECO's demand side management programs, SIGECO's electric and gas rates remain unchanged until a rate application is filed and a general rate order is issued by the IURC.

TAXES Federal and state income taxes were $5.9 million greater during 1996 due to the higher pretax operating income and to a $1.2 million downward adjustment to income tax reserves during 1995. Taxes other than income taxes in 1996 were comparable to 1995 costs, which were up $3.5 million from 1994. Included in 1994 was a $3.3 million adjustment to prior years' provisions for property taxes related to the favorable outcome of a property tax appeal.

OTHER INCOME AND INTEREST CHARGES Other income for SIGCORP was $2.2 million lower during 1996 due primarily to lower earnings of certain SIGCORP nonregulated subsidiaries. Although allowance for equity funds used during construction decreased $3.6 million in 1995 due to the completion of the scrubber construction, the initial sale to another utility under a five-year sales agreement of SIGECO's allotment of "bonus" sulfur dioxide emission allowances and improved results of certain SIGCORP nonregulated subsidiaries partially offset the impact on Other Income. Other income for SIGECO during 1996 was an additional $1.5 million lower due to the absence of SIGECO's nonregulated subsidiary earnings effective January 1, 1996.

Interest and other charges were relatively unchanged from 1995 when such charges were $1.8 million higher than in 1994 chiefly due to lower capitalized interest resulting from completion of the scrubber.

RATE AND REGULATORY MATTERS SIGECO complies with the provisions of Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation" that allows certain costs incurred by SIGECO that have been, or are expected to be, approved by regulatory authorities for recovery through rates, to be deferred as regulatory assets until recovered by SIGECO. Criteria that could give rise to the discontinuance of FAS 71 include (1) increasing competition that restricts SIGECO's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SIGECO periodically reviews these criteria to ensure the continuing application of FAS 71 is appropriate. In the event SIGECO determines that it no longer meets the criteria for following FAS 71, the accounting impact could be an extraordinary noncash charge to operations of an amount that could be material. FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995 and effective January 1, 1996, imposes a stricter criterion for these regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SIGECO adopted this new standard for 1996, which did not have a material impact on financial position or results of operations. SIGECO believes its regulatory assets are fully recoverable under SIGECO's present regulatory environment and given its competitive position in the industry (see "National Energy Policy Act of 1992" and Note 1, page 40).

In September 1995, SIGECO petitioned the IURC seeking a general increase in gas rates. On July 3, 1996, the IURC issued its order, effective July 15, granting a 7.3%, or $4.8 million, increase in annual revenues. The adjustment in rates is necessary to recover increases in operating and maintenance costs and additional investment in gas distribution facilities. The adjustment includes recovery of additional costs incurred for postretirement benefits other than pensions related to gas operations approximating
$1.1 million annually (see Note 2, page 46).

In June 1995, the IURC approved the third of three retail electric rate increases related to its Clean Air Act Compliance project, representing an increase of 2.1%, or $4.5 million, in revenues (see Note 2, page 46). The final adjustment was necessary to cover financing costs related to the balance of the project construction expenditures, costs related to the operation of the scrubber, and certain nonscrubber - related operating costs such as additional costs incurred for postretirement benefits other than pensions beginning in 1993 and the recovery of demand side management program expenditures (see "Demand Side Management").

Over the past several years, SIGECO has been actively involved in intensive contract negotiations and legal actions to reduce coal costs and thereby lower electric rates. In April 1995, SIGECO reached an agreement with its remaining long-term contract coal supplier, effective July 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause.

NATIONAL ENERGY POLICY ACT OF 1992 Key provisions of the National Energy Policy Act of 1992 (NEPA) are causing some of the most significant changes in the history of the electric industry. The primary purpose of the electric provisions is to increase competition in electric generation by enabling virtually nonregulated entities, such as exempt wholesale generators, to develop power plants, and by providing the Federal Energy Regulatory Commission (FERC) authority to require a utility to provide transmission services, including the expansion of the utility's transmission facilities necessary to provide such services, to any entity selling or purchasing electricity at wholesale. Although the FERC may not order retail wheeling (the transmission of electricity directly to an ultimate consumer), it may order wheeling of electricity generated by an exempt wholesale generator or another utility to a wholesale customer of a regulated utility.

On April 24, 1996, FERC issued Order 888 which finalized the key provisions of its Notice of Proposed Rulemaking (Mega-
NOPR) on Open Access issued in March 1995. Order 888 provides for mandatory filing of open access transmission tariffs, provides for functional unbundling of all transmission services, requires utilities to use the tariffs for their own bulk power transactions, and allows recovery of stranded costs in certain circumstances. In December 1995, SIGECO filed a Point-To-Point Transmission Service Tariff and a Network Integration Transmission Service Tariff which closely conform to the pro forma tariffs required by the Mega-NOPR and Order 888, under which SIGECO will offer firm and nonfirm point-to-point transmission service, network integration transmission service and certain ancillary services to any entity eligible for mandatory wholesale transmission service under Order 888.

Also on April 24, 1996, FERC issued Order 889 which requires each public utility that owns, controls or operates facilities used for the transmission of electric energy in interstate commerce to create or participate in an Open Access Same-time Information System for posting information about available transmission capacity, prices and other information that will enable customers to obtain open access nondiscriminatory transmission service. Order 889 requires the filing of detailed Standards of Conduct defining how a transmission provider will functionally separate its transmission and wholesale power merchant functions. SIGECO has implemented the necessary changes to comply with Order 889.

In addition to FERC Orders 888 and 889, various federal and state legislators, including members of the Indiana General Assembly, have introduced proposed legislation addressing retail wheeling, stranded cost recovery, unbundling of services and other related issues. Several state regulatory commissions have adopted new regulations addressing the above issues but most states, including Indiana, are continuing to evaluate the issues. While the electric generation function (and the marketing function under some proposals) of utilities would be subject to competition under the proposed legislation, all other functions, such as transmitting and distributing power, would continue to be regulated. Generally, under some versions of the proposed legislation, customers would be able to choose their power supplier by paying a market access charge which is designed to recover the respective utility's stranded generation costs; in other versions of the proposed legislation, all customers would be assessed a charge to repay utilities for so-called transition costs, similar to the transition costs paid as a result of gas pipeline deregulation. SIGCORP anticipates proposed legislation will not be enacted in 1997.

Although SIGECO is uncertain of the timing and/or final outcome of these developments, it is committed to pursuing, and is moving rapidly to implement, its corporate strategy of positioning itself as a low-cost energy producer and the provider of high-quality service to its retail as well as wholesale customers. SIGECO has some of the lowest per-unit administrative, operation and maintenance costs in the industry, and with the completion of its coal supply reformation strategy will also rank among the lowest cost power producers (see "Rate and Regulatory Matters" for discussion of coal contract negotiations).

SIGCORP

NEW NONREGULATED SUBSIDIARIES During the fourth quarter of 1996, four additional nonregulated subsidiaries were formed:
SIGCORP Energy Services, Inc. (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP Fuels, Inc. (Fuels) and SIGCORP Power Marketing, Inc. (Power). Energy was established to provide natural gas, pipeline management, storage service and other natural gas energy-related services to SIGECO and other customers, and is seeking regulatory approval to become SIGECO's gas procurement and transportation manager. Capital, a financial subsidiary, will be the primary financing vehicle for SIGCORP's nonregulated subsidiaries. Fuels was established to provide coal and related services, such as transportation of coal, to SIGECO and other customers, and will seek regulatory approval to do so.
Power was formed to procure electric power supplies for SIGECO and other customers and will market SIGECO's excess electric generation capacity. Power will begin operation after FERC approval of its power marketer status.

SIGCORP and SIGECO

CLEAN AIR ACT To meet the Phase I requirements of the Clean Air Act Amendments of 1990 (effective 1995) and some of the Phase II requirements (effective 2000), SIGECO installed a single sulfur dioxide scrubber at the Culley Generating Station to serve Culley Units 2 and 3 and installed low nitrogen oxide (NOx) burners on the two units. The facilities were constructed at a total cost of $103 million and began commercial operation February 1, 1995.

By installing a scrubber, SIGECO was entitled to apply to the federal EPA for extra allowances, called "extension allowances." SIGECO will receive about 88,500 extension allowances, which it has sold to another utility. SIGECO is crediting approximately $2.5 million per year from the sale for the period 1995 through 1999 to retail customers to reduce the rate impact of its compliance plan.
Additionally, SIGECO is selling gypsum produced from the scrubbing process to a major wallboard manufacturer and reducing certain operating costs with the proceeds, further mitigating the rate impact of the compliance plan.

With the addition of the scrubber, SIGECO is exceeding the minimum compliance requirements of Phase I of the Clean Air
Act and has available unused allowances, called
"overcompliance allowances", for retention by SIGECO to meet stricter post-2000 emission limitations.

ENVIRONMENTAL MATTERS In December 1996 and January 1997, the federal EPA issued proposed regulations regarding new national ambient air quality standards for regional ozone and particulate matter concentration levels, which could reduce SIGECO's allowed NOx and particulate matter emissions. SIGECO is currently evaluating the proposed regulations and the potential impact on SIGECO if ultimately adopted.

DEMAND SIDE MANAGEMENT Since 1991, SIGECO has invested in certain demand side management (DSM) programs as part of its integrated resource planning initiatives. The primary purpose of the DSM programs is to reduce the demand on SIGECO's generating capacity at the time of system peak requirements, thereby postponing or avoiding the addition of generating capacity. For that reason, the accounting and ratemaking treatment of DSM program expenditures generally parallel the treatment of construction of new generating facilities (see Note 1, page 40).

In November 1995, SIGECO filed the latest update of its Integrated Resource Plan (IRP) with the IURC, requesting approval to greatly reduce previously ordered future DSM programs due to the anticipated changes precipitated by the NEPA. In July 1996, the IURC approved the reduction of projected DSM program expenditures during the 1997-2012 period from a total of $138 million to $39 million (see
"Liquidity and Capital Resources"). Although future DSM expenditures will be substantially reduced, the IRP projections indicate that by 2000, 60 megawatts of capacity are expected to have been postponed or eliminated due to these programs.

SIGECO will continue to monitor the benefits of its DSM programs and additional changes are possible. Although
SIGECO is already recognized as one of the most competitive electric utilities in the nation, the reductions were requested by SIGECO to enable it to be even more cost competitive in the future with very low stranded investment exposure.

Although SIGECO does not currently anticipate the need for future additional base-load generation, the purchase of short-term summer peaking capacity is anticipated beginning in 1997 due to the continuing strong economic growth in SIGECO's service area.

LIQUIDITY AND CAPITAL RESOURCES In 1996, financial performance continued to be solid. Internally generated cash (net income less dividends plus charges to net income not requiring cash) fully funded SIGECO's construction and DSM program expenditures. SIGCORP's and SIGECO's ratio of earnings to fixed charges (SEC method) was 4.0:1, and embedded cost of long-term debt and preferred stock is 6.6% and 5.6%, respectively. SIGCORP's financial strength is reflected in high quality credit ratings. SIGECO's senior secured debt continues to be rated AA, or equivalent, by major credit rating agencies.

SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and to expenditures for SIGECO's DSM programs. Construction expenditures totaled $43.9 million during 1996, and consisted of normal replacements and improvements to gas and electric facilities. Those expenditures included $3.6 million for DSM programs and $2.8 million for facilities under construction to serve the new Toyota truck manufacturing plant. The 1996 expenditures compare to $54.1 million and $84.8 million expended in 1995 and 1994, respectively, which included the construction of the new scrubber and the 1995 replacement and upgrade of the turbine on one of SIGECO's turbine generators.

Construction requirements for the years 1997-2001 are projected to total approximately $260 million, including approximately $25 million to design and implement several comprehensive information systems necessary to meet expanding customer service needs and better manage SIGECO's resources. Construction requirements also include approximately $9 million of capitalized expenditures to develop and implement DSM programs.

Other than an $8.5 million increase in SIGCORP's short-term debt, no financing activity occurred during 1996, which was comparable to 1995, when the only financing activity was an
$8.4 million increase in short-term debt.   At year end,
SIGCORP had $38.8 million in short-term borrowings, leaving unused lines of credit and trust demand note arrangements totaling $19.2 million. SIGECO's short-term debt rose $1.9 million during 1996, and no other financing occurred. SIGECO's total long-term debt and long-term partnership obligations declined $12.9 million during 1996 due to dividending its nonregulated subsidiaries to SIGCORP January 1, 1996.

SIGECO redeemed $8.0 million of 6% first mortgage bonds during 1996 with a like amount of short-term debt. During the five-year period of 1997-2001, SIGCORP anticipates that a total of $69.8 million of debt securities, primarily those of SIGECO, will be redeemed.

SIGCORP expects the majority of the 1997-2001 construction program and debt redemption requirements to be provided by internally generated funds. External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt.

SIGCORP is confident that its long-term financial objectives, which include maintaining a capital structure near 45-50% long-term debt, 3-7% preferred stock and 43-48% common equity, will continue to be met, while providing for future construction and other capital requirements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                 Number
1. Financial Statements

   SIGCORP and SIGECO
    Report of Independent Public Accountants                        25

   SIGCORP
    Consolidated Statements of Income for the years
    ended December 31, 1996, 1995 and 1994                          27

    Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                          28

    Consolidated Balance Sheets - December 31, 1996
    and 1995                                                        29

    Consolidated Statements of Capitalization -
    December 31, 1996 and 1995                                      31

    Consolidated Statements of Retained Earnings for the
    years ended December 31, 1996, 1995 and 1994                    32

   SIGECO
    Consolidated Statements of Income for the years
    ended December 31, 1996, 1995 and 1994                          34

    Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                          35

    Consolidated Balance Sheets - December 31, 1996
    and 1995                                                        36

    Consolidated Statements of Capitalization -
    December 31, 1996 and 1995                                      38

    Consolidated Statements of Retained Earnings for the
    years ended December 31, 1996, 1995 and 1994                    39

   SIGCORP and SIGECO
    Notes to Consolidated Financial Statements                      40

2. Supplementary Information
    SIGCORP and SIGECO
    Selected Quarterly Financial Data                               56

3. Supplemental Schedules
    SIGCORP and SIGECO
      Schedule II - Valuation and Qualifying Accounts and
      Reserves for the years ended
      December 31, 1996, 1995 and 1994                              61

   All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial Statements or the accompanying Notes to Consolidated Financial
Statements.

REPORT OF INDEPENDENT PUBLIC
ACCOUNTANTS

TO SIGCORP, Inc.:

   We have audited the consolidated balance sheets and consolidated statements of capitalization of SIGCORP, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the supplemental schedule referred to below are the responsibility of SIGCORP'S management.
Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIGCORP, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

Chicago, Illinois
January 24, 1997

                        SIGCORP, Inc. and
                          Subsidiaries

SIGCORP, Inc.
CONSOLIDATED  STATEMENTS OF INCOME

Year Ended December 31
in thousands except for
per share amounts)                       1996        1995      1994
OPERATING REVENUES:
 Electric                                $276,479    $275,495  $260,936
 Gas                                       96,251      63,203    69,099
   Total operating revenues               372,730     338,698   330,035
OPERATING EXPENSES:
 Fuel for electric generation              74,860      81,236    83,382
 Purchased electric energy                  8,295       9,332     5,489
 Cost of gas sold                          66,105      40,303    42,319
 Other operation expenses                  56,188      50,712    48,911
 Maintenance                               29,641      32,158    30,355
 Depreciation and amortization             38,617      39,302    37,705
 Federal and state income taxes            24,034      18,093    19,302
 Property and other taxes                  13,949      13,689    10,205
   Total operating expenses               311,689     284,825   277,668
OPERATING INCOME                           61,041      53,873    52,367
OTHER INCOME:
 Allowance for other funds used
 during construction                            -         380     3,972
 Interest                                   1,824       1,213       988
 Other, net                                 2,523       4,914     2,685
   Total other income                       4,347       6,507     7,645
INCOME BEFORE INTEREST
AND OTHER CHARGES                          65,388      60,380    60,012
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                18,432      18,789    18,604
 Amortization of premium, discount,
 and expense on debt                          690         694       852
 Other interest                             2,350       1,894     1,589
 Allowance for borrowed funds used
 during construction                         (445)       (621)   (2,058)
 Preferred dividend requirements
 of subsidiary                              1,097       1,099     1,105
   Total interest and other charges        22,124      21,855    20,092

NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                       43,264      38,525    39,920

Cumulative Effect at January 1, 1995 of
adopting the unbilled revenues method
of accounting - net of Income Taxes             -       6,294         -

NET INCOME                               $ 43,264     $44,819   $39,920

AVERAGE COMMON SHARES OUTSTANDING          15,755      15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                        $2.75       $2.44     $2.53

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE         -        0.40         -

 TOTAL EARNINGS PER SHARE OF
   COMMON STOCK                             $2.75       $2.84     $2.53

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)    1996        1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                              $ 43,264    $ 44,819  $ 39,920
 Adjustments to reconcile net income
 to net cash  provided by operating
 activities:
   Depreciation and amortization           38,617      39,302    37,705
   Preferred dividend requirements
   of subsidiary                            1,097       1,099     1,105
   Deferred income taxes and
    investment tax credits, net            11,474       9,516    (1,613)
   Allowance for other funds used
   during construction                          -        (380)   (3,972)
   Cumulative effect of accounting
   change                                       -      (6,294)        -
   Change in assets and liabilities:
     Receivables, net (including
      accrued unbilled revenues)          (17,170)    (22,167)    2,959
     Inventories                            3,721      11,479    (8,251)
     Coal contract settlement              12,928      (5,243)    5,610
     Accounts payable                      (4,396)      2,813     1,244
     Accrued taxes                         (1,098)      1,972    (1,092)
     Refunds from gas suppliers            (1,213)      2,037     1,755
     Refunds to customers                  (4,961)     (7,348)   10,285
     Accrued coal liability                     -     (22,018)   13,269
     Other assets and liabilities           5,117      (1,707)    3,638
   Net cash provided by operating
    activities                             87,380      47,880   102,562
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures (net of
  allowance for other funds used
  during construction)                    (40,302)    (44,709)  (76,660)
 Demand side management
  program expenditures                     (3,633)     (9,051)   (4,119)
 Investments in leveraged leases           (6,850)          -         -
 Purchases of investments                       -      (2,034)   (5,989)
 Sales of investments                         700       4,211     7,258
 Investments in partnerships                  126        (901)   (1,582)
 Change in nonutility property                395       2,316    (1,497)
 Change in notes receivable               (11,533)     (1,138)   (1,425)
 Other                                        442       4,941     2,018
   Net cash used in investing
    activities                            (60,655)    (46,365)  (81,996)
CASH FLOWS FROM FINANCING ACTIVITIES
 First mortgage bonds                      (8,000)     (5,300)     (105)
 Dividends paid                           (28,353)    (27,725)  (27,060)
 Reduction in preferred stock                   -         (91)        -
 Change in environmental improvement
  funds held by trustee                      (188)      6,884    12,087
 Payments on partnership obligations       (2,787)     (3,256)   (3,849)
 Change in notes payable                   11,432       9,127    11,149
 Other                                        528         620       540
   Net cash used in financing
    activities                            (27,368)    (19,741)   (7,238)
NET (DECREASE) INCREASE  IN CASH AND
 CASH EQUIVALENTS                            (643)    (18,226)   13,328

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        9,834      28,060    14,732

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $  9,191    $  9,834  $ 28,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

At December 31 (in thousands)                     1996         1995
ASSETS

UTILITY PLANT, at original cost:
 Electric                                         $1,047,717   $1,030,890
 Gas    131,796                                      125,053
                                                   1,179,513    1,155,943
 Less accumulated provision for depreciation         524,104      490,326
                                                     655,409      665,617
 Construction work in progress                        25,849       13,750
   Net utility plant                                 681,258      679,367

OTHER INVESTMENTS AND PROPERTY:
 Investments in leveraged leases                      42,887       35,609
 Investments in partnerships                          23,983       25,308
 Environmental improvement funds
  held by trustee                                      3,830        3,642
 Nonutility property and other                        22,743       11,605
   Total other investments and property               93,443       76,164

CURRENT ASSETS:
 Cash and cash equivalents                             9,191        9,834
 Temporary investments, at market                        565        1,148
 Receivables, less allowance of $215
  and $138, respectively                              36,469       35,392
 Accrued unbilled revenues                            34,744       18,651
 Inventories                                          31,241       34,962
 Coal contract settlement                                  -       12,928
 Other current assets                                 16,310        4,795
   Total current assets                              128,520      117,710


DEFERRED CHARGES:
 Unamortized premium on reacquired debt                5,663        6,142
 Postretirement benefits other than pensions           7,819        9,574
 Demand side management program                       23,359       20,337
 Other deferred charges                               12,591       14,687
   Total deferred charges                             49,432       50,740

TOTAL                                             $  952,653   $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

At December 31 (in thousands)                     1996         1995
SHAREHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION:
Common Stock                                      $ 78,258     $ 78,258
Retained Earnings                                  252,626      236,617
 Total common shareholders' equity                 330,884      314,875
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                                11,090       11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                                 7,500        7,500
Cumulative Special Preferred
 Stock of Subsidiary                                   924          924
Long-Term Debt, net of current maturities          261,629      257,440
Long-Term Partnership Obligations,
 net of current maturities                           4,563        6,839
 Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)                    616,590      598,668

CURRENT LIABILITIES:
Current Portion of Adjustable Rate
 Bonds Subject to Tender                            31,500       31,500
Current Maturities of Long-Term Debt,
 Interim Financing and Long-Term
 Partnership Obligations:
 Maturing long-term debt                               659        9,906
 Notes payable                                      38,750       30,500
 Partnership obligations                             2,276        2,786
 Total current maturities of long-term debt,
  interim financing and long-term
  partnership obligations                           41,685       43,192

Other Current Liabilities:
 Accounts payable                                   33,600       37,996
 Dividends payable                                     123          123
 Accrued taxes                                       7,723        8,821
 Accrued interest                                    4,585        4,577
 Refunds to customers                                2,722        8,896
 Other accrued liabilities                          31,138       17,689
   Total other current liabilities                  79,891       78,102
   Total current liabilities                       153,076      152,794

DEFERRED CREDITS AND OTHER:
 Accumulated deferred income taxes                 147,070      132,793
 Accumulated deferred investment tax credits,
  being amortized over lives of property            21,706       23,146
 Regulatory income tax liability                     1,614        2,977
 Postretirement benefits other than pensions        10,084        9,056
 Other                                               2,513        4,547
   Total deferred credits and other                182,987      172,519

TOTAL                                             $952,653     $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (in thousands)                     1996         1995
COMMON SHAREHOLDERS' EQUITY

Common Stock, without par value, authorized
 50,000,000 shares, issued 15,754,826             $ 78,258     $ 78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock       252,626      236,617
 Total common shareholders' equity                 330,884      314,875

PREFERRED STOCK OF SUBSIDIARY

Cumulative, $100 par value, authorized 800,000
 shares, issuable in series:
Nonredeemable
 4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                         8,590        8,590
 4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                         2,500        2,500
 Total nonredeemable preferred stock
  of subsidiary                                     11,090       11,090
Redeemable
 6.50% Series, outstanding 75,000 shares,
 redeemable at $100 per share December 1, 2002       7,500        7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY

Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series, outstanding
9,237 shares redeemable at $100 per share              924          924

LONG-TERM DEBT, NET OF CURRENT MATURITIES

First mortgage bonds                               251,115      251,410
Notes payable                                       11,273        6,836
Unamortized debt premium and discount, net            (759)        (806)
 Total long-term debt                              261,629      257,440

LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                           4,563        6,839

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
 2015, Series B, presently 4.60%                    31,500       31,500

TOTAL CAPITALIZATION, including bonds
 subject to tender                                $648,090     $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31 (in thousands)    1996        1995       1994
Balance, January 1                       $236,617    $218,424   $204,449

Net income                                 43,264      44,819     39,920
                                          279,881     263,243    244,369
Common Stock Dividends ($1.73 per share
 in 1996, $1.69 per share in 1995 and
 $1.65 per share in 1994)                  27,255      26,626     25,955
Capital Stock Expenses                          -           -        (10)
                                           27,255      26,626     25,945

Balance, December 31 (See Consolidated
 Statements of Capitalization
 for restriction)                        $252,626    $236,617   $218,424

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Southern Indiana Gas
 And Electric Company

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
CONSOLIDATED  STATEMENTS OF INCOME

Year Ended December 31 (in thousands
 except for per share amounts)           1996        1995       1994
OPERATING REVENUES
 Electric                                $276,479    $275,495   $260,936
 Gas                                       96,251      63,203     69,099
   Total operating revenues               372,730     338,698    330,035
OPERATING EXPENSES:
 Fuel for electric generation              74,860      81,236     83,382
 Purchased electric energy                  8,295       9,332      5,489
 Cost of gas sold                          66,105      40,303     42,319
 Other operation expenses                  56,188      50,712     48,911
 Maintenance                               29,641      32,158     30,355
 Depreciation and amortization             38,617      39,302     37,705
 Federal and state income taxes            24,034      18,093     19,302
 Property and other taxes                  13,949      13,689     10,205
   Total operating expenses               311,689     284,825    277,668
OPERATING INCOME                           61,041      53,873     52,367
OTHER INCOME:
 Allowance for other funds used
  during construction                           -         380      3,972
 Interest                                   1,824       1,213        988
 Other, net                                 1,003       4,914      2,685
   Total other income                       2,827       6,507      7,645
INCOME BEFORE INTEREST AND OTHER CHARGES   63,868      60,380     60,012
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                18,432      18,789     18,604
 Amortization of premium, discount,
  and expense on debt                         690         694        852
 Other interest                             2,350       1,894      1,589
 Allowance for borrowed funds used
  during construction                        (445)       (621)    (2,058)
   Total interest and other charges        21,027      20,756     18,987

NET INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                      42,841      39,624     41,025

Cumulative Effect at January 1, 1995
 of Adopting the Unbilled
Revenues Method of Accounting -
 Net of Income Taxes                            -       6,294          -

NET INCOME                                 42,841      45,918     41,025
 Preferred Stock Dividends                  1,097       1,099      1,105

NET INCOME APPLICABLE TO COMMON STOCK    $ 41,744    $ 44,819   $ 39,920

AVERAGE COMMON SHARES OUTSTANDING          15,755      15,755     15,755

EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                          $2.65       $2.44      $2.53

 CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                        -        0.40          -

 TOTAL EARNINGS PER SHARE
  OF COMMON STOCK                           $2.65       $2.84      $2.53

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)    1996        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                              $ 42,841    $ 45,918   $ 41,025
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization           38,617      39,302     37,705
   Deferred income taxes and
    investment tax credits, net            10,558       9,516     (1,613)
   Allowance for other funds used
    during construction                         -        (380)    (3,972)
     Cumulative effect of accounting
      change                                    -      (6,294)         -
   Change in assets and liabilities:
     Receivables, net (including
      accrued unbilled revenues)          (18,128)    (22,167)     2,959
     Inventories                            3,772      11,479     (8,251)
     Coal contract settlement              12,928      (5,243)     5,610
     Accounts payable                      (4,882)      2,813      1,244
     Accrued taxes                         (1,682)      1,972     (1,092)
     Refunds from gas suppliers            (1,213)      2,037      1,755
     Refunds to customers                  (4,961)     (7,348)    10,285
     Accrued coal liability                     -     (22,018)    13,269
     Other assets and liabilities           5,194      (1,707)     3,638
   Net cash provided by operating
    activities                             83,044      47,880    102,562

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures (net of
  allowance for other funds used
  during construction)                    (40,302)    (44,709)   (76,660)
 Demand side management program
  expenditures                             (3,633)     (9,051)    (4,119)
  Investments in leveraged leases               -           -          -
 Purchases of investments                       -      (2,034)    (5,989)
 Sales of investments                           -       4,211      7,258
 Investments in partnerships                    -        (901)    (1,582)
 Change in nonutility property                648       2,316     (1,497)
  Change in notes receivable                    -      (1,138)    (1,425)
 Other                                       (211)      4,941      2,018
   Net cash used in investing
    activities                            (43,498)    (46,365)   (81,996)

CASH FLOWS FROM FINANCING ACTIVITIES
 First mortgage bonds                      (8,000)     (5,300)      (105)
 Dividends paid                           (28,353)    (27,725)   (27,060)
 Reduction in preferred stock                   -         (91)         -
 Change in environmental improvement
  funds held by trustee                      (188)      6,884     12,087
  Payments on partnership obligations           -      (3,256)    (3,849)
 Change in notes payable                    1,900       9,127     11,149
  Contribution of nonregulated
  subsidiaries to parent                  (12,145)          -          -
 Other                                        533         620        540
   Net cash used in financing
    activities                            (46,253)    (19,741)    (7,238)

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                          (6,707)    (18,226)    13,328

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        9,834      28,060     14,732

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $  3,127    $  9,834   $ 28,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

At December 31 (in thousands)                  1996          1995
ASSETS

UTILITY PLANT, at original cost:
   Electric                                    $1,047,717    $1,030,890
   Gas                                            131,796       125,053
                                                1,179,513     1,155,943
   Less accumulated provision
    for depreciation                              524,104       490,326
                                                  655,409       665,617
   Construction work in progress                   25,849        13,750
    Net utility plant                             681,258       679,367

OTHER INVESTMENTS AND PROPERTY:
   Investments in leveraged leases                      -        35,609
   Investments in partnerships                          -        25,308
   Environmental improvement funds
    held by trustee                                 3,830         3,642
   Nonutility property and other                    1,552        11,605
    Total other investments and property            5,382        76,164

CURRENT ASSETS:
   Cash and cash equivalents                        3,127         9,834
   Temporary investments, at market                     -         1,148
   Receivables, less allowance of $215
    and $138, respectively                         32,491        35,392
   Accrued unbilled revenues                       34,744        18,651
   Inventories                                     31,190        34,962
   Coal contract settlement                             -        12,928
   Other current assets                            15,304         4,795
    Total current assets                          116,856       117,710

DEFERRED CHARGES:
   Unamortized premium on reacquired debt           5,663         6,142
   Postretirement benefits other
    than pensions                                   7,818         9,574
   Demand side management program                  23,359        20,337
   Other deferred charges                          11,989        14,687
    Total deferred charges                         48,829        50,740


TOTAL                                          $  852,325    $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

At December 31 (in thousands)                  1996          1995
SHAREHOLDERS' EQUITY AND LIABILITIES

CAPITALIZATION:
Common Stock                                   $ 78,258      $ 78,258
Retained Earnings                               213,688       236,617
   Total common shareholders' equity            291,946       314,875
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                             11,090        11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                              7,500         7,500
Cumulative Special Preferred
 Stock of Subsidiary                                924           924
Long-Term Debt, net of current maturities       251,355       257,440
Long-Term Partnership Obligations,
 net of current maturities                            -         6,839
   Total capitalization, excluding bonds
    subject to tender (see Consolidated
    Statements of Capitalization)               562,815       598,668

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds
 Subject to Tender                               31,500        31,500
Current Maturities of Long-Term Debt,
 Interim Financing and Long-Term
 Partnership Obligations:
   Maturing long-term debt                          295         9,906
   Notes payable                                 32,400        30,500
   Partnership obligations                            -         2,786
    Total current maturities of long-term
     debt, interim financing and long-term
     partnership obligations                     32,695        43,192

Other Current Liabilities:
   Accounts payable                              27,338        37,996
   Dividends payable                                123           123
   Accrued taxes                                  8,713         8,821
   Accrued interest                               4,572         4,577
   Refunds to customers                           2,722         8,896
   Other accrued liabilities                     29,650        17,689
    Total other current liabilities              73,118        78,102
    Total current liabilities                   137,313       152,794

DEFERRED CREDITS AND OTHER:
   Accumulated deferred income taxes            116,373       132,793
   Accumulated deferred investment tax
    credits, being amortized over lives
    of property                                  21,706        23,146
   Regulatory income tax liability                1,613         2,977
   Postretirement benefits other than
    pensions                                     10,084         9,056
   Other                                          2,421         4,547
    Total deferred credits and other            152,197       172,519

TOTAL                                          $852,325      $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (in thousands)                  1996          1995
COMMON SHAREHOLDERS' EQUITY

Common Stock, without par value, authorized
50,000,000 shares, issued 15,754,826           $ 78,258      $ 78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock    213,688       236,617
   Total common shareholders' equity            291,946       314,875

PREFERRED STOCK OF SUBSIDIARY

Cumulative, $100 par value, authorized
 800,000 shares, issuable in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
    callable at $110 per share                    8,590         8,590
   4.75% Series, outstanding 25,000 shares,
    callable at $101 per share                    2,500         2,500
   Total nonredeemable preferred
    stock of subsidiary                          11,090        11,090
Redeemable
   6.50% Series, outstanding 75,000 shares,
    redeemable at $100 per share
    December 1, 2002                              7,500         7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY

Cumulative, no par value, authorized
 5,000,000 shares, issuable in series:
 8-1/2% series, outstanding 9,237 shares
 redeemable at $100 per share                       924           924

LONG-TERM DEBT, NET OF CURRENT MATURITIES

First mortgage bonds                            251,114       251,410
Notes payable                                     1,000         6,836
Unamortized debt premium and discount, net         (759)         (806)
   Total long-term debt                         251,355       257,440

LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                            -         6,839

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2015, Series B, presently 4.60%               31,500        31,500

TOTAL CAPITALIZATION, including bonds
 subject to tender                             $594,315      $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31 (in thousands)     1996       1995      1994
Balance, January 1                        $236,617   $218,424  $204,449

Net income                                  42,841     45,918    41,025
                                           279,458    264,342   245,474
Dividend Nonregulated Subsidiaries
 to Parent                                  37,418          -         -
Preferred Stock Dividends                    1,097      1,099     1,105
Common Stock Dividends ($1.73 per share
 in 1996, $1.69 per share in 1995 and
 $1.65 per share in 1994)                   27,255     26,626    25,955
Capital Stock Expenses                           -          -       (10)
                                             65,770    27,725    27,050
Balance, December 31 (See Consolidated
 Statements of Capitalization
 for restriction)                         $213,688   $236,617  $218,424

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

SIGCORP and SIGECO

PRINCIPLES OF CONSOLIDATION Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP), became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned subsidiaries: Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), Southern Indiana Properties, Inc.(SIPI) and ComSource, Inc. (ComSource). All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected. During the fourth quarter of 1996, four additional nonregulated subsidiaries were formed:
SIGCORP Energy Services, Inc. (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP Fuels, Inc. (Fuels) and SIGCORP Power Marketing, Inc. (Power).

SIGECO is a regulated gas and electric utility and engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas. SIGECO serves 122,195 electric customers in the city of Evansville and 74 other communities and serves 106,237 gas customers in the city of Evansville and 64 other communities.

ESGI provides equipment and related design services to industrial and commercial customers. SIMI processes and markets coal combustion by-products. SIPI invests principally in partnerships (primarily in real estate), leveraged leases and marketable securities. ComSource markets telecommunications services. Energy, incorporated in October 1996, was established to provide natural gas, pipeline management, storage service and other natural gas-related services to SIGECO and other customers. Capital, also incorporated in October 1996, will be the primary financing vehicle for SIGCORP's nonregulated subsidiaries.
Fuels, incorporated in December 1996, was formed to provide coal supply procurement and related services, such as transportation of coal, to SIGECO and other customers.
Power, incorporated in December 1996, was formed to procure electric power supplies for SIGECO and other customers, and will market SIGECO's excess electric generation capacity.
Because SIGECO is the principal subsidiary of SIGCORP, the operating results of all nonregulated subsidiaries are included in "Other, net" in the Consolidated Statements of Income. All significant intercompany transactions are eliminated.

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

REGULATORY ASSETS SIGECO is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to SIGECO associated with certain incurred costs which will be recovered from customers through the ratemaking process. SIGECO adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", on January 1, 1996. SFAS No. 121 requires that impairment losses for long-lived assets and identifiable intangibles to be held and used, be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. It also requires that regulatory assets which are no longer probable of recovery through future revenues, at the balance sheet date, be charged to earnings. Adoption of the new standard did not have a material impact
on financial position or results of operation.   The
following regulatory assets are reflected in the Consolidated Balance Sheets:

At December 31 (in thousands)                        1996      1995
Regulatory Assets:
  Demand side management program costs               $23,359   $20,337
  Postretirement benefit costs (Note 1)                7,819     9,574
  Coal contract buyout costs (Note 2)                      -    12,928
  Unamortized premium on reacquired debt               5,663     6,142
  FERC Order No. 636 transition costs (Note 2)             -     3,000
  Regulatory study costs                                 718       905
  Fuel and gas costs (Note 1)                         13,237     2,573
  Total                                               50,796    55,459
  Less current amounts                                13,237    15,501
  Total long-term regulatory assets                  $37,559   $39,958

Refer to the individual footnotes referenced above for discussion of specific regulatory assets. See Income Taxes for regulatory assets and liabilities related to income taxes.

As of December 31, 1996, $33,800,000 of SIGECO's total regulatory assets are being reflected in rates charged to customers over periods ranging from 5 to 28 years. SIGECO intends to request recovery of its remaining regulatory assets in a future general rate case filing.

If all or a separable portion of SIGECO's operation becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets would be required, unless some form of transition cost recovery continues through rates established and collected for SIGECO's remaining regulated operations. In addition, SIGECO would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

CONCENTRATION OF CREDIT RISK   SIGECO's customer receivables
from gas and electric sales and gas transportation services are primarily derived from a broadly diversified base of residential, commercial and industrial customers located in a southwestern region of Indiana. SIGECO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. See Note 4 for a discussion of receivables related to its leveraged lease investments.

UTILITY PLANT Utility plant is stated at the historical original cost of construction. The cost of repairs and minor renewals is charged to maintenance expense as incurred. Property unit replacements are capitalized and the depreciation reserve is charged with the cost, less net salvage, of units retired.

DEPRECIATION Depreciation of utility plant is provided using the straight-line method over the estimated service lives of the depreciable plant. Provisions for depreciation, expressed as an annual percentage of the cost of average depreciable plant in service, were as follows:

                                           1996      1995     1994
Electric                                   3.4%      3.8%     4.0%
Gas                                        3.2%      3.3%     3.3%

INCOME TAXES SIGCORP utilizes the liability method of accounting for income taxes, providing deferred taxes on temporary differences. Investment tax credits have been deferred and are amortized through credits to income over the lives of the related property.

The components of the net deferred income tax liability are as follows:

SIGCORP, Inc.
At December 31 (in thousands)                     1996        1995
Deferred Tax Liabilities:
 Depreciation and cost recovery
  timing differences                              $115,095    $109,899
 Deferred fuel costs, net                            4,778     204
 Leveraged leases                                   30,702      29,747
 Regulatory assets recoverable
  through future rates                              25,668      26,839
Deferred Tax Assets:
 Unbilled revenue                                   (2,499)     (2,575)
 Regulatory liabilities to be
  settled through future rates                     (27,282)    (29,817)
 Other, net                                            608      (1,504)
Net deferred income tax liability                 $147,070    $132,793

Of the $14,277,000 increase in SIGCORP's net deferred income tax liability from December 31, 1995 to December 31, 1996, $12,771,000 is due to current year deferred federal and state income tax expense and the remaining $1,506,000 increase is primarily a result of the change in the net regulatory assets and liabilities. The $16,420,000 decrease in SIGECO's net deferred income tax liability from December 31, 1995 to December 31, 1996 is primarily the result of dividending SIGECO's nonregulated subsidiaries to SIGCORP. See the following "Cash Flow Information" for further discussion.

Southern Indiana Gas and Electric Company

At December 31 (in thousands)                     1996        1995
Deferred Tax Liabilities:
 Depreciation and cost recovery
  timing differences                              $115,095    $109,899
 Deferred fuel costs, net                            4,778         204
 Leveraged leases                                        -      29,747
 Regulatory assets recoverable
  through future rates                              25,668      26,839
Deferred Tax Assets:
 Unbilled revenue                                   (2,499)     (2,575)
 Regulatory liabilities to be
  settled through future rates                     (27,282)    (29,817)
 Other, net                                            613      (1,504)
Net deferred income tax liability                 $116,373    $132,793

The components of current and deferred income tax expense are as follows:

SIGCORP, Inc.
Year Ended December 31 ( in thousands)        1996     1995     1994
Current
   Federal                                   $11,773   $ 9,801  $19,739
   State                                       1,934     1,861    2,722
Deferred, net
   Federal                                    10,081     6,719   (1,451)
   State                                       1,689     1,268      138
Investment tax credit, net                    (1,443)   (1,556)  (1,846)
Income tax expense as shown on
Consolidated Statements of Income             24,034    18,093   19,302
Current income tax expense included
 in Other Income                              (3,072)   (3,030)  (4,685)
Deferred income tax expense
 included in Other Income                      1,001     1,169    1,547
Total income tax expense related
 to net income before cumulative
 effect of accounting change                  21,963    16,232   16,164
Current income tax expense related
 to cumulative effect of accounting change         -     3,845        -
Total income tax expense                     $21,963   $20,077  $16,164


Southern Indiana Gas and Electric Company
Year Ended December 31 ( in thousands)        1996     1995     1994
Current
   Federal                                   $11,773   $ 9,801  $19,739
   State                                       1,934     1,861    2,722
Deferred, net
   Federal                                    10,081     6,719   (1,451)
   State                                       1,689     1,268      138
Investment tax credit, net                    (1,443)   (1,556)  (1,846)
Income tax expense as shown on
Consolidated Statements of Income             24,034    18,093   19,302
Current income tax expense included
 in Other Income                                 606    (3,030)  (4,685)
Deferred income tax expense
 included in Other Income                          -     1,169    1,547
Total income tax expense related
 to net income before
cumulative effect of accounting change        24,640    16,232   16,164
Current income tax expense related to
cumulative effect of accounting change             -     3,845        -
Total income tax expense                     $24,640   $20,077  $16,164

A reconciliation of the statutory tax rates to the effective income tax rate is as follows:

SIGCORP, Inc.
Year Ended December 31                       1996      1995     1994
Statutory federal and state rate             37.9%     37.9%    37.9%
Equity portion of allowance for funds
 used during construction                       -      (0.2)    (2.7)
Book depreciation over related tax
 depreciation - nondeferred                   1.7       2.0      2.1
Amortization of deferred investment
 tax credit                                  (2.2)     (2.4)    (3.3)
Low-income housing credit                    (4.2)     (4.3)    (4.9)
Preferred dividend requirements
 of subsidiary                                0.6       0.6      0.8
Other, net                                   (0.1)     (2.7)    (1.1)
Effective tax rate                           33.7%     30.9%    28.8%

Southern Indiana Gas and Electric Company
Year Ended December 31                       1996      1995     1994
Statutory federal and state rate             37.9%     37.9%    37.9%
Equity portion of allowance for funds
 used during construction                       -      (0.2)    (2.7)
Book depreciation over related tax
 depreciation - nondeferred                   1.9       2.0      2.1
Amortization of deferred investment
 tax credit                                  (2.3)     (2.4)    (3.3)
Low-income housing credit                       -      (4.3)    (4.9)
Preferred dividend requirements
 of subsidiary                                  -       0.6      0.8
Other, net                                   (1.0)     (2.7)    (1.1)
Effective tax rate                           36.5%     30.9%    28.8%

PENSION BENEFITS SIGECO has trusteed, noncontributory defined benefit plans which cover eligible full-time regular employees. The plans provide retirement benefits based on years of service and the employee's highest 60 consecutive months' compensation during the last 120 months of employment. The funding policy of SIGECO is to contribute amounts to the plans equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but not in excess of the maximum deductible for federal income tax purposes. The plans' assets as of December 31, 1996 consist of investments in interest-bearing obligations and common stocks of 47% and 53%, respectively.

The components of net pension cost related to these plans are as follows:

Year Ended December 31 (in thousands)        1996      1995     1994
Service cost - benefits earned
 during the period                           $ 2,288   $ 1,700  $ 1,963
Interest cost on projected
 benefit obligation                            4,433     4,044    3,842
Actual return on plan assets                  (7,409)  (12,243)    (469)
Net amortization and deferral                  2,379     8,000   (3,978)
Net pension cost charged to operations,
 construction and other accounts             $ 1,691   $ 1,501  $ 1,358

The funded status of the trusteed retirement plans is as follows:

At December 31 (in thousands)                1996         1995
Actuarial present value of:
    Vested benefit obligation                $(49,098)    $(49,401)
    Accumulated benefit obligation           $(50,461)    $(49,694)
Projected benefit obligation                 $(63,999)    $(63,531)
Plan assets at fair value                      66,011       60,928
Excess (deficiency) of plan assets
 over projected benefit obligation              2,012       (2,603)
Remaining unrecognized transitional asset      (2,651)      (3,069)
Prior service cost                              1,560          449
Unrecognized net gain (loss)                   (5,797)       1,521
Accrued pension liability                    $ (4,876)    $ (3,702)

The projected benefit obligation at December 31, 1996 and 1995 was determined using an assumed discount rate of 7%. For both periods, the long-term rate of compensation increases was assumed to be 5%, and the long-term rate of return on plan assets was assumed to be 8%. The transitional asset is being amortized over approximately 15, 18 and 14 years for the Salaried, Hourly and Hoosier plans, respectively.

In addition to the trusteed pension plans discussed above, SIGECO provides supplemental pension benefits to certain current and former officers under nonqualified and nonfunded plans. Annual service cost related to these benefits is approximately $240,000.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS SIGECO provides certain postretirement health care and life insurance benefits for retired employees and their dependents through fully insured plans. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the expected cost of these benefits be recognized during the employees' years of service. As authorized by the IURC, SIGECO deferred as a regulatory asset the additional SFAS No. 106 costs accrued over the costs of benefits actually paid after date of adoption, but prior to inclusion in rates. In June 1995, the IURC authorized SIGECO to include in electric rates SFAS No. 106 cost and to recover the amounts previously deferred over a 60-month period beginning June 1995. In July 1996, the IURC authorized SIGECO to include in gas rates SFAS No. 106 cost and to recover the amounts previously deferred over a 60-month period beginning July 1996.

The components of the net periodic other postretirement benefit cost are as follows:

Year Ended December 31
 (in thousands of dollars)                   1996      1995      1994
Service cost - benefits earned
 during the period                           $  925    $  903    $1,133
Interest cost on accumulated
 benefit obligation                           2,028     2,272     2,404
Actual return on assets                        (292)     (107)        -
Net amortization and deferral                 1,267     1,259     1,472
Net periodic postretirement benefit cost      3,928     4,327     5,009
Amortization of prior years' deferred
postretirement benefit obligation             2,569       549         -
                                              6,497     4,876     5,009
Deferred postretirement benefit obligation      314     2,112     3,886
Total charged to operations,
 construction and other accounts             $6,183    $2,764    $1,123

The net periodic cost determined under the new standard includes the amortization of the discounted present value of the obligation at the adoption date, $29,400,000, over a 20-year period.

Reconciliation of the accumulated postretirement benefit obligation to the accrued liability for postretirement benefits is as follows:

At December 31 (in thousands)                   1996        1995
Accumulated other postretirement benefit obligation:
  Retirees                                      $(10,041)   $(10,775)
  Other fully eligible participants               (5,916)     (5,893)
  Other active participants                      (13,317)    (13,944)
Total accumulated benefit obligation             (29,274)    (30,612)
Plan assets at fair value                          5,205       2,658
Excess of accumulated benefit obligation
 over plan assets                                (24,069)    (27,954)
Unrecognized transition obligation                23,547      25,019
Unrecognized net gain                             (9,562)     (6,121)
Accrued postretirement benefit liability        $(10,084)   $ (9,056)

The assumptions used to develop the accumulated postretirement benefit obligation at December 31, 1996 and 1995 included a discount rate of 7.25% and a health care cost trend rate of 9% declining to 5% in 2004. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes. A 1% increase in the assumed health care cost trend rate each year would increase the aggregate service and interest costs for 1996 by $560,000 and the accumulated postretirement benefit obligation by $5,000,000.

In 1995, SIGECO adopted Voluntary Employee Beneficiary Association (VEBA) Trust Agreements for the funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on SIGECO's financial statements.

CASH FLOW INFORMATION  For the purposes of the Consolidated
Balance Sheets and the Consolidated Statements of Cash
Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

During 1996, 1995 and 1994, SIGCORP paid interest (net of amounts capitalized) of $20,328,000, $20,085,000 and
$18,053,000, respectively, and income taxes of $12,237,000, $10,334,000 and $15,447,000, respectively. SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $6,839,000 and $9,625,000 at December 31, 1996 and 1995, respectively.
During 1996, 1995 and 1994, SIGECO paid interest (net of amounts capitalized) of $19,591,000, $20,085,000 and
$18,053,000, respectively, and income taxes of $15,746,000, $10,334,000 and $15,447,000, respectively.

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

INVENTORIES SIGECO accounts for inventories under the average cost method except for gas in underground storage which is accounted for under the last-in, first-out (LIFO) method. Effective January 1, 1996, SIGECO's Hoosier
Division changed from the average cost to the last-in, first-out method of valuing gas in underground storage.
This change had an immaterial effect on financial statements. Inventories are as follows:

<caption
At December 31 (in thousands)                  1996      1995
Fuel (coal and oil) for electric generation    $ 6,539   $11,163
Materials and supplies                          15,614    15,422
Gas in underground storage - at LIFO cost        9,088     5,822
                           - at average cost         -     2,555
Total inventories                              $31,241   $34,962

Based on the December 1996 price of gas purchased, the cost of replacing the current portion of gas in underground storage at December 31, 1996 exceeded the amount stated on a LIFO basis by approximately $23,000,000.

OPERATING REVENUES AND FUEL COSTS SIGECO accrues an estimate of revenues unbilled for electric and gas service furnished from the meter reading dates to the end of each accounting period.

All metered gas rates contain a gas cost adjustment clause which allows for adjustment in charges for changes in the cost of purchased gas. The calculation of the adjustment factor is based on the estimated cost of gas in a future quarter, and provides that any under- or overrecovery caused by variances between estimated and actual cost in a given quarter, as well as refunds from its pipeline suppliers, will be included in adjustment factors of four future quarters beginning with the second succeeding quarter's adjustment factor.

All metered electric rates contain a fuel adjustment clause which allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. The calculation of the adjustment factor is based on the estimated cost of fuel and the net energy cost of purchased power in a future quarter, and provides that any under- or overrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor.

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

Note 2  Rate and Regulatory Matters

SIGCORP and SIGECO

GAS MATTERS On September 7, 1995, SIGECO petitioned the IURC seeking a general increase in gas rates. The requested adjustment in rates, over those granted in 1993, is necessary to recover increases in operating and maintenance costs and additional investment in gas distribution facilities. The adjustment included recovery of additional costs incurred for postretirement benefits other than pensions related to gas operations approximating $1.1 million annually beginning in 1993 which had been deferred pending inclusion in rates. The petition also requested the merger into SIGECO of its Lincoln Natural Gas Company subsidiary (LNG) and the consolidation of gas rates for customers of SIGECO's Evansville and Hoosier divisions and of LNG into one set of rates. On July 3, 1996, the IURC issued its order, effective July 15, 1996, granting a 7.3%, or $4.8 million, increase in annual revenues.

In 1992, FERC issued Order No. 636 which required interstate pipelines to restructure their services by unbundling pipeline sales service so that gas supplies are sold separately from interstate transportation services. FERC authorized the pipelines to seek recovery of certain transition costs associated with the restructuring from their customers. SIGECO's total transition costs will approximate $4.2 million. Through 1995, SIGECO was billed $3 million of these transition costs by its former major pipeline supplier, Texas Gas Transmission Corporation, $1.8 million of which it deferred pending authorization by the IURC of recovery of such costs. During 1996, SIGECO was billed an additional $.6 million of these costs. On November 2, 1995, the IURC approved SIGECO's request for recovery of transition costs through the gas cost adjustment and, during 1996, SIGECO recovered all previously deferred costs.

ELECTRIC MATTERS On June 21, 1995, the IURC approved the third of three planned general electric rate increases related to SIGECO's Clean Air Act Compliance project (primarily the addition of a sulfur dioxide scrubber to serve Culley Units 2 and 3), which began commercial operation February 1995 . The third adjustment also covered certain nonscrubber-related operating costs such as additional costs incurred for postretirement benefits other than pensions beginning in 1993, and the recovery of demand side management program expenditures. The effective dates and impact on annual electric revenues of the three adjustments are summarized below:

                                      Additional
                    Effective         Annual            Revenue
                    Date              Revenues          Increase
Adjustment 1        October 1, 1993   $1.8 million      1.0%
Adjustment 2        June 29, 1994      4.2 million      2.3
Adjustment 3        June 26, 1995      4.5 million      2.1

Over the past several years, SIGECO has been actively involved in intensive contract negotiations and legal actions to reduce its coal costs and thereby lower its electric rates. During 1992, SIGECO was successful in negotiating a new coal supply contract with one of its major coal suppliers effective through 1995. Included in the agreement was a provision whereby the contract could be reopened by SIGECO for modification of certain coal specifications. In early 1993, SIGECO reopened the contract for such modifications. In response, the coal supplier elected to terminate the contract enabling SIGECO to buy out the remainder of its contractual obligations and acquire lower-priced spot market coal. The cost of the contract buyout totaled approximately $18.6 million. The IURC approved SIGECO's request to amortize all buyout costs to coal inventory during the period July 1, 1993 through December 31, 1995 and to recover such costs through the fuel adjustment clause beginning February 1994. SIGECO estimates the total savings in coal costs during the 1991-1995 period resulting from the renegotiation and subsequent buyout, net of the total buyout costs, approximated $59 million. The net savings were passed back to SIGECO's electric customers through the fuel adjustment clause.

On April 10, 1995, SIGECO reached an agreement with its remaining long-term contract coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations for $45.5 million, enabling it to acquire lower-priced spot market coal. SIGECO had been in litigation with this coal supplier for several years. Under the terms of the original contract, SIGECO was allegedly obligated to take a minimum of 600,000 tons of coal annually. In early 1993, SIGECO informed the supplier that it would not require shipments under the contract until later in 1993. On March 26, 1993, SIGECO and the supplier agreed to resume coal shipments under the terms of a letter agreement which were effective until final resolution of the litigation. Under the letter agreement, the invoiced price per ton was substantially lower than the contract price. As approved by the IURC, SIGECO charged the full contract price to coal inventory for recovery through the fuel adjustment clause. The difference between the contract price and the invoice price, $28.9 million at July 15, 1995, was deposited in an escrow account and subsequently applied to the buyout premium. The remaining buyout costs, about $16.6 million, were amortized to coal inventory over a 14-month period ending September 1996 and will be fully recovered through the fuel adjustment clause by mid-1997. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause. All issues in litigation were dismissed as a condition of the settlement agreement, and all other interim agreements with this coal supplier were terminated as of July 16, 1995.

Note 3  Revenues Accounting Change

SIGCORP and SIGECO

SIGECO previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, SIGECO changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years, net of income taxes, is included in net income for 1995.
The effect of the change was to increase 1995 net income $7.9 million ($.50 per share), of which an increase of $1.6 million ($.10 per share), was reflected in operations and an increase of $6.3 million ($.40 per share), the cumulative effect of the change as of January 1, 1995, was reported as a separate component of net income.

Summarized below is the pro forma effect of the accounting change, as if the change had been effective during the periods:

Year Ending December 31
 (in thousands except per share amounts)
                                                  1995        1994
As Reported
 Operating Revenues
   Electric                                       $275,495    $260,936
   Gas                                              63,203      69,099
      Total                                       $338,698    $330,035
 Operating Income                                 $ 53,873    $ 52,367
 Net Income                                       $ 44,819    $ 39,920
 Earnings Per Share of Common Stock               $   2.84    $   2.53

Pro Forma
 Operating Revenues
   Electric                                       $275,495    $261,103
   Gas                                              63,203      67,900
      Total                                       $338,698    $329,003
 Operating Income                                 $ 53,873    $ 51,717
 Net Income                                       $ 38,525    $ 39,270
 Earnings Per Share of Common Stock               $   2.44    $   2.49

Note 4  Leveraged Leases

SIGCORP

Southern Indiana Properties, Inc. is a lessor in five leveraged lease agreements under which an office building, a part of a reservoir, an interest in a paper mill, a gas turbine electric generating peaking unit and passenger railroad cars are leased to third parties. The economic lives and lease terms vary with the leases. The total equipment and facilities cost was approximately $110,800,000 and $101,200,000 at December 31, 1996 and 1995,
respectively. The cost of the equipment and facilities was partially financed by nonrecourse debt provided by lenders, who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $81,700,000 and $80,970,000 at December 31, 1996 and 1995,
respectively. SIGCORP's net investment in leveraged leases at those dates was $12,185,000 and $5,862,000, respectively, as shown:

At December 31 (in thousands)                     1996        1995
Minimum lease payments receivable                 $65,363     $62,655
Estimated residual value                           29,073      22,095
Less unearned income                               51,549      49,141
Investment in lease financing
 receivables and loan                              42,887      35,609
Less deferred taxes arising from
 leveraged leases                                  30,702      29,747
Net investment in leveraged leases                $12,185     $ 5,862

Note 5  Short-Term Financing

SIGCORP and SIGECO

SIGECO has trust demand note arrangements totaling $17,000,000 with several banks, of which $15,000,000 was utilized at December 31, 1996. Funds are also borrowed periodically from banks on a short-term basis, made available through lines of credit. SIGECO has available lines of credit totaling $22,000,000 at December 31, 1996 of which $16,000,000 was utilized at that date. SIGCORP has available lines of credit totaling $41,000,000 at December 31, 1996 of which $23,750,000 was utilized at that date.

SIGCORP, Inc.
At December 31 (in thousands)                1996      1995      1994
Notes Payable
   Balance at year end                       $38,750   $30,500   $22,060
   Weighted average interest rate
    on year end balance                        5.94%     6.09%     6.83%
   Average daily amount outstanding
    during the year                          $24,430   $16,790   $13,827
   Weighted average interest rate
    on average daily amount
    outstanding during the year                5.74%     6.32%     5.46%


Southern Indiana Gas and Electric Company
At December 31 (in thousands)                1996      1995      1994
Notes Payable
   Balance at year end                       $32,400   $30,500   $22,060
   Weighted average interest
    rate on year end balance                   5.94%     6.09%     6.83%
   Average daily amount outstanding
    during the year                          $24,428   $16,790   $13,827
   Weighted average interest rate
    on average daily amount
    outstanding during the year                5.74%     6.32%     5.46%

Note 6  Long-Term Debt

SIGCORP and SIGECO

The annual sinking fund requirement of SIGECO's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 1997 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 1997 is excluded from current liabilities on the balance sheet. At December 31, 1996, $215,725,000 of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

Several of SIGCORP's partnership investments have been financed through obligations with such partnerships. Additionally, SIGCORP's investments in leveraged leases have been partially financed through notes payable to banks. Of the amount of first mortgage bonds, notes payable and partnership obligations outstanding at December 31, 1996, the following amounts mature in the five years subsequent to 1996:

         SIGCORP                    SIGECO
    1997 $ 2,940,000                $   300,000
    1998  14,917,000                 12,400,000
    1999  48,180,000                 45,500,000
    2000   2,450,000                    500,000
    2001   1,270,000                    600,000

In addition, $31,500,000 of adjustable rate pollution control series first mortgage bonds could, at the election of the bondholder, be tendered to SIGECO in May 1997. If
SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional funds for payment to bondholders. For financial statement presentation purposes those bonds subject to tender in 1997 are shown as current liabilities.

First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term are as follows:

SIGCORP, Inc.
December 31 (in thousands)                     1996         1995
First Mortgage Bonds due:
    1998, 6-3/8%                               $ 12,000     $ 12,000
    1999, 6%                                     45,000       45,000
    2003, 5.60% Pollution Control Series A        4,640        4,935
    2008, 6.05% Pollution Control Series A       22,000       22,000
    2014, 7.25% Pollution Control Series A       22,500       22,500
    2016, 8-7/8%                                 25,000       25,000
    2023, 7.60%                                  45,000       45,000
    2025, 7-5/8%                                 20,000       20,000
    Adjustable Rate Pollution Control:
    2015, Series A, presently 4.60%               9,975        9,975
    Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                 22,800       22,800
    2028, Series A, presently 4.65%              22,200       22,200
Total first mortgage bonds                     $251,115     $251,410
Notes Payable:
    Banks, due 1998 through 2001,
     presently 8% to 9%                        $ 10,273     $  5,836
    Tax Exempt, due 2003, 6.25%                   1,000        1,000
Total notes payable                            $ 11,273     $  6,836
Partnership Obligations, due 1998
 through 2002, without interest                $  4,563     $  6,839

Southern Indiana Gas and Electric Company
At December 31 (in thousands)                  1996         1995
First Mortgage Bonds due:
    1998, 6-3/8%                               $ 12,000     $ 12,000
    1999, 6%                                     45,000       45,000
    2003, 5.60% Pollution Control Series A        4,640        4,935
    2008, 6.05% Pollution Control Series A       22,000       22,000
    2014, 7.25% Pollution Control Series A       22,500       22,500
    2016, 8-7/8%                                 25,000       25,000
    2023, 7.60%                                  45,000       45,000
    2025, 7-5/8%                                 20,000       20,000
    Adjustable Rate Pollution Control:
    2015, Series A, presently 4.60%               9,975        9,975
    Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                 22,800       22,800
    2028, Series A, presently 4.65%              22,200       22,200
Total first mortgage bonds                     $251,115     $251,410
Notes Payable:
    Banks, due 1998 through 2001,
     presently 8% to 9%                        $      -     $  5,836
    Tax Exempt, due 2003, 6.25%                   1,000        1,000
Total notes payable                            $  1,000     $  6,836
Partnership Obligations, due 1998 through
 2002, without interest                        $      -     $  6,839

Note 7  Capital Stock

SIGCORP and SIGECO

COMMON STOCK Each outstanding share of SIGCORP's common stock contains a right which entitles registered holders to purchase from SIGCORP one one-hundredth of a share of SIGCORP's common stock, at an initial price of $65 per share (Purchase Price) subject to adjustment. The rights will not be exercisable until a party acquires beneficial ownership of 10% of common shares or makes a tender offer for at least 10% of its common shares. The rights expire December 31, 2005. If not exercisable, the rights in whole may be redeemed by SIGCORP at a price of $.01 per right at any time prior to their expiration. If at any time after the rights become exercisable and are not redeemed and SIGCORP is involved in a merger or other business combination transaction, proper provision shall be made to entitle a holder of a right to buy common stock of the acquiring company having a value of two times such Purchase Price.

SIGECO has a common stock option plan for its key management employees. The option price for all stock options is at least 100% of the fair market value of SIGCORP common stock at the grant date. Options generally vest and become exercisable between one and three years in equal annual installments beginning one year after the grant date, and generally expire in 10 years. The expiration dates for options outstanding as of

December 31, 1996, ranged from July 13, 2004 to July 14,
2006. Stock option activity for the past two years was as follows:

At December 31                                     1996         1995
Outstanding at beginning of year                   188,319      153,666
Granted                                             30,771       36,228
Exercised                                             (500)      (1,575)
Outstanding at end of year                         218,590      188,319
Exercisable at end of year                         149,484       75,421
Reserved for future grants at end of year          281,410      310,106
Average Option Price  - Exercised                   $27.63       $27.63
                      - Outstanding at end of year  $31.04       $28.20

SIGCORP adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996 by continuing to account for stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If SIGCORP had recognized compensation expense for its stock-based compensation plan according to the new standard, the effect on net income and earnings per share for each of the three years in the period ended December 31, 1996 would have been insignificant.

CUMULATIVE PREFERRED STOCK OF SIGECO The amount payable in the event of involuntary liquidation of each series of the $100 par value preferred stock is $100 per share, plus accrued dividends. This nonredeemable preferred stock is callable at the option of SIGECO as follows: the 4.8% Series at $110 per share, plus accrued dividends; and the 4.75% Series at $101 per share, plus accrued dividends.

CUMULATIVE REDEEMABLE PREFERRED STOCK OF SIGECO The Series has an interest rate of 6.50% and is redeemable at $100 per share on December 1, 2002. In the event of involuntary liquidation of this series of $100 par value preferred stock, the amount payable is $100 per share, plus accrued dividends.

CUMULATIVE SPECIAL PREFERRED STOCK OF SIGECO The Cumulative Special Preferred Stock contains a provision which allows the stock to be tendered on any of its dividend payment dates. On March 8, 1995, SIGECO repurchased 913 shares of the Cumulative Special Preferred Stock at a cost of $91,300 as a result of a tender within the provision of the issuance.

Note 8  Ownership of Warrick Unit 4

SIGCORP and SIGECO

SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Aluminum Company of America, own the 270 MW Unit 4 at the Warrick Power Plant as tenants in common. SIGECO's share of the cost of this unit at December 31, 1996 is $31,571,000 with accumulated depreciation totaling $22,096,000. AGC and SIGECO also share equally in the cost of operation and output of the unit. SIGECO's share of operating costs is included in operating expenses in the Consolidated Statements of Income.

Note 9  Commitments and Contingencies

SIGCORP and SIGECO

SIGECO presently estimates that approximately $55,000,000 will be expended for construction purposes in 1997, including those amounts applicable to SIGECO's demand side management (DSM) programs. Commitments for the 1997 construction program are approximately $18,200,000 at December 31, 1996.

Note 10  Segments of Business

SIGCORP and SIGECO

SIGCORP's principal subsidiary, SIGECO, is a public utility operating company engaged in distributing electricity and natural gas. The reportable items for electric and gas departments are as follows:

SIGCORP, Inc.
Year Ended December 31 (in thousands)      1996       1995       1994
Operating Information-

Operating revenues:
    Electric                               $276,479   $275,495   $260,936
    Gas                                      96,251     63,203     69,099
    Total                                   372,730    338,698    330,035
Operating expenses, excluding
 provision for income taxes:
    Electric                                200,788    206,071    195,790
    Gas                                      86,868     60,661     62,576
    Total                                   287,656    266,732    258,366
Pretax operating income:
    Electric                                 75,691     69,424     65,146
    Gas                                       9,383      2,542      6,523
    Total                                    85,074     71,966     71,669
Allowance for funds used during
construction                                    445      1,001      6,030
Other income, net                             2,277      4,266        535
Interest and other charges                  (21,472)   (21,377)   (21,045)
Preferred dividend requirements
 of subsidiary                               (1,097)    (1,099)    (1,105)
Provision for income taxes                  (21,963)   (16,232)   (16,164)
Net income before cumulative effect
 of accounting change                        43,264     38,525     39,920
Cumulative effect at January 1, 1995
 of adopting the unbilled revenues
 method of accounting -
net of income taxes                               -      6,294          -
Net income per accompanying
 Consolidated Statements
of Income                                  $ 43,264   $ 44,819   $ 39,920

Other Information-

Depreciation and amortization expense:
    Electric                               $ 35,018   $ 35,802   $ 34,475
    Gas                                       3,599      3,500      3,230
    Total                                  $ 38,617   $ 39,302   $ 37,705
Capital expenditures:
    Electric <F1>                          $ 34,836   $ 44,465   $ 74,577
    Gas                                       9,099      9,675     10,174
    Total                                  $ 43,935   $ 54,140   $ 84,751

Investment Information-

Identifiable assets <F2>:
    Electric                               $696,600   $708,310   $718,154
    Gas                                     139,030    115,266    102,762
    Total                                   835,630    823,576    820,916
Nonutility plant and other investments       89,613     68,970     70,432
Assets utilized for overall company
 operations                                  27,410     31,435     26,068
Total assets                               $952,653   $923,981   $917,416

Southern Indiana Gas and Electric Company
Year Ended December 31 (in thousands)      1996       1995       1994
Operating Information-

Operating revenues:
    Electric                               $276,479   $275,495   $260,936
    Gas                                      96,251     63,203     69,099
    Total                                   372,730    338,698    330,035
Operating expenses, excluding provision
 for income taxes:
    Electric                                200,788    206,071    195,790
    Gas                                      86,868     60,661     62,576
    Total                                   287,656    266,732    258,366
Pretax operating income:
    Electric                                 75,691     69,424     65,146
    Gas                                       9,383      2,542      6,523
    Total                                    85,074     71,966     71,669
Allowance for funds used
 during construction                            445      1,001      6,030
Other income, net                             3,434      4,266        535
Interest and other charges                  (21,472)   (21,377)   (21,045)
Provision for income taxes                  (24,640)   (16,232)   (16,164)
Net income before cumulative effect
 of accounting change                        42,841     39,624     41,025
Cumulative effect at January 1, 1995
 of adopting the unbilled revenues
 method of accounting
 - net of income taxes                            -      6,294          -
Net Income                                 $ 42,841   $ 45,918   $ 41,025
Preferred Stock Dividends                    (1,097)    (1,099)    (1,105)
Net Income Applicable to Common Stock
per accompanying Consolidated
 Statements of Income                        41,744     44,819     39,920

Other Information-

Depreciation and amortization expense:
    Electric                               $ 35,018   $ 35,802   $ 34,475
    Gas     3,599                             3,500      3,230
    Total                                  $ 38,617   $ 39,302   $ 37,705
Capital expenditures:
    Electric <F1>                          $ 34,836   $ 44,465   $ 74,577
        Gas                                   9,099      9,675     10,174
    Total                                  $ 43,935   $ 54,140   $ 84,751

Investment Information-

Identifiable assets <F2>:
    Electric                               $696,600   $708,310   $718,154
    Gas                                     139,030    115,266    102,762
    Total                                   835,630    823,576    820,916
Nonutility plant and other investments        1,552     68,970     70,432
Assets utilized for overall company
 operations                                  15,143     31,435     26,068
Total assets                               $852,325   $923,981   $917,416

<F1>    Includes $3,633,000, $9,051,000 and $4,119,000 of
demand side management program expenditures for 1996, 1995
and 1994, respectively.
<F2>    Utility plant less accumulated provision for
depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

Note 11  Disclosures About Fair Value of Financial
Instruments

SIGCORP and SIGECO

Except for the following financial instruments, fair value of SIGCORP's and SIGECO's financial instruments is equivalent to carrying value due to their short-term nature.

SIGCORP, Inc.
At December 31 (in thousands) 1996                 1995
         Carrying            Estimated Carrying    Estimated
         Amount              Fair Value            Amount      Fair Value
Long-Term Debt (including
 current portion)            $293,788  $335,771    $298,846    $336,162
Partnership Obligations
 (including current portion)    6,839     8,231       9,625      11,965
Redeemable Preferred
 Stock of Subsidiary            7,500     7,367       7,500       7,260


Southern Indiana Gas
 and Electric Company
At December 31 (in thousands)          1996                    1995
         Carrying            Estimated Carrying    Estimated
                             Amount    Fair Value  Amount      Fair Value
Long-Term Debt (including
 current portion)            $283,151  $324,325    $298,846    $336,162
Redeemable Preferred Stock      7,500     7,367       7,500       7,260

At December 31, 1996 and 1995, respectively, the fair value of SIGCORP's debt relating to utility operations exceeded carrying amounts by $41,000,000 and $36,000,000. Anticipated regulatory treatment of the excess or deficiency of fair value over carrying amounts of SIGECO's long-term debt, if in fact settled at amounts approximating those above, would dictate that these amounts be used to reduce or increase SIGECO's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on SIGECO's financial position or results of operations.

LONG-TERM DEBT The fair value of SIGECO's long-term debt was estimated based on the current quoted market rate of utilities with a comparable debt rating. Nonutility long-term debt was valued based upon the most recent debt financing.

REDEEMABLE PREFERRED STOCK OF SIGECO The fair value of SIGECO's redeemable preferred stock was estimated based on the current quoted market rate of utilities with a comparable debt rating.

PARTNERSHIP OBLIGATIONS The fair value of SIGCORP's partnership obligations was estimated based on the current quoted market rate of comparable debt.

Selected Quarterly Financial Data (Unaudited)
SIGCORP, Inc.
Quarter Ended
(in thousands except for per share amounts)
     March 31,            June 30, September 30,   December 31,
     1996     1995        1996     1995    1996    1995    1996    1995
Operating Revenues
     $106,476 $84,423     $83,426  $79,861 $91,095 $89,427 $91,733 $84,987

Operating Income
     $16,332  $12,673     $13,231  $12,591 $20,517 $19,711 $10,961 $8,898

Net Income
     $13,272  $15,776<F1> $8,837   $8,158  $15,948 $15,813 $5,207  $ 5,072

Earnings Per Share of Common Stock
     $0.84    $1.00<F2>   $0.56    $0.52   $1.01   $ 1.00  $0.33   $0.32

Average Common Shares Outstanding
     15,755   15,755      15,755   15,755  15,755  15,755  15,755  15,755


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
Quarter Ended
(in thousands except for per share amounts)
     March 31,            June 30, September 30,   December 31,
     1996     1995        1996     1995    1996    1995    1996    1995
Operating Revenues
     $106,476 $84,423     $83,426  $79,861 $91,095 $89,427 $91,733 $84,987

Operating Income
     $16,330  $12,673     $13,256  $12,591 $20,517 $19,711 $10,938 $8,898

Net Income
     $12,402  $15,776<F1> $8,031   $8,158  $15,368 $15,813 $5,943  $ 5,072

Earnings Per Share of Common Stock
     $0.79      $1.00<F2> $0.51    $0.52   $0.98   $ 1.00  $0.38   $0.32

Average Common Shares Outstanding
     15,755   15,755      15,755   15,755  15,755  15,755  15,755  15,755

<F1> Includes cumulative effect of accounting change of $6,294.
<F2> Includes cumulative effect of accounting change of $.40.
<F3>     Information for any one quarterly period is not indicative of the annual results which may be expected due to seasonal variations common in the utility industry.
<F4>The quarterly earnings per share may not add to the total earnings per share for the year due to rounding.


Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

       None

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANTS

       (a)   Identification of Directors

       The information required by this item is included in SIGCORP, Inc.'s and Southern Indiana Gas and Electric Company's Joint Proxy Statement (the Joint Proxy Statement), dated March 21, 1997 definitive copies of which were filed with the Commission pursuant to Regulation 14A.

       (b)   Identification of Executive Officers

       The information required by this item is included in
Part I, Item 1. - BUSINESS on page 14, to which reference is hereby made.

Item 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

       The information required by this item is included in the Joint Proxy Statement, definitive copies of which were filed with the Commission pursuant to Regulation 14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

       The information required by this item is included in the Joint Proxy Statement, definitive copies of which were filed with the Commission pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is included in the Joint Proxy Statement, definitive copies of which were filed with the Commission pursuant to Regulation 14A.


                             PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) 1 and 2) The financial statements, including supporting schedule, are listed in the Index to Financial Statements, page 24, filed as part of this report.
(a)  3)    Exhibits:
    SIGCORP and SIGECO
    EX-2(a) Agreement and Plan of Exchange, of common stock between Southern Indiana Gas and Electric Company and SIGCORP, Inc., dated February 23, 1995. (Physically filed and designated as Exhibit 2(a) in Amendment No. 1 to Form S-4 Registration Statement filed January 20, 1995, File No. 33-57381.)
    SIGCORP
    EX-3(a) Restated Articles of Incorporation of SIGCORP, Inc. (Physically filed and designated as Exhibit 3(a) in Amendment No. 1 to Form S-4 Registration Statement, filed February 23, 1995, File No. 33-57381.)

    EX-3(b) By-Laws of SIGCORP, Inc. . (Physically filed and designated as Exhibit 3(b) in Amendment No. 1 to Form S-
4 Registration Statement, filed February 23, 1995, File No.
33-57381.)

    EX-4(a) Rights Agreement, between SIGCORP, Inc. and Continental Stock Transfer & Trust Company, Rights Agent, dated as of December 31, 1995. (Physically filed and designated as Exhibit 4.1 in Form 8-B Registration Statement filed December 15, 1995, File No. 1-11603.)
    SIGECO
    EX-3(a) Amended Articles of Incorporation as amended March 26, 1985. (Physically filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 3-A.) Articles of Amendment of the Amended Articles of Incorporation, dated March 24, 1987. (Physically filed and designated in Form 10-K for the fiscal year 1987, File No. 1-3553, as Exhibit 3-A.) Articles of Amendment of the Amended Articles of Incorporation, dated November 27, 1992. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 3-A).

    EX-3(b) By-Laws as amended through December 18, 1990. (Physically filed in Form 10-K for the fiscal year 1990, File No. 1-3553, as Exhibit 3-B.) By-Laws as amended through September 22, 1993. (Physically filed and designated in Form 10-K for the fiscal year 1993, File No. 1-3553, as EX-3 (b).) By-Laws as amended through January 1, 1995. (Physically filed and designated in Form 10-K for the fiscal year 1995, File No. 1-3553, as EX-3(b).)

    EX-4(a)* Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949,
January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970,
August 1, 1971, April 1, 1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4, 1981, January
20, 1983, November 1, 1983, March 1, 1984, June 1, 1984,
November 1, 1984, July 1, 1985, November 1, 1985, June 1, 1986. (Physically filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).) July 1, 1985 and November 1, 1985 (Physically filed and designated in Form 10-K, for the fiscal year 1985, File
No. 1-3553, as Exhibit 4-A.) November 15, 1986 and January 15, 1987. (Physically filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987. (Physically filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990. (Physically filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as
Exhibit 4-A.) April 1, 1993. (Physically filed and designated in Form 8-K, dated April 13, 1993, File 1-3553, as Exhibit 4.) June 1, 1993 (Physically filed and designated in Form 8-K, dated June 14, 1993, File 1-3553, as
Exhibit 4.) May 1, 1993. (Physically filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as
Exhibit 4(a).)

       *Pursuant to paragraph (b)(4)(iii)(a) of Item 601 of Regulation S-K, SIGECO agrees to furnish to the Commission on request any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of SIGECO, and has therefore not filed such documents as exhibits to this Form
10-K.

     EX-10.1  Agreement, dated, January 30, 1968, for Unit
No. 4 at the Warrick Power Plant of Alcoa Generating
Corporation ("Alcoa"), between Alcoa and Southern Indiana
Gas and Electric Company. (Physically filed and designated in Registration No. 2-29653 as Exhibit 4(d)-A.)

     EX-10.2  Letter of Agreement, dated June 1, 1971, and
Letter Agreement, dated June 26, 1969, between Alcoa and
Southern Indiana Gas and Electric Company. (Physically filed and designated in Registration No. 2-41209 as Exhibit
4(e)-2.)

     EX-10.3  Letter Agreement, dated April 9, 1973, and
Agreement dated April 30, 1973, between Alcoa and Southern
Indiana Gas and Electric Company. (Physically filed and designated in Registration No. 2-53005 as Exhibit 4(e)-4.)

     EX-10.4  Electric Power Agreement (the "Power
Agreement"), dated May 28, 1971, between Alcoa and Southern
Indiana Gas and Electric Company. (Physically filed and designated in Registration No. 2-41209 as Exhibit 4(e)-1.)

     EX-10.5 Second Supplement, dated as of July 10, 1975, to the Power Agreement and Letter Agreement dated April 30,
1973 - First Supplement. (Physically filed and designated in Form 12-K for the fiscal year 1975, File No. 1-3553, as
Exhibit 1(e).)

     EX-10.6 Third Supplement, dated as of May 26, 1978, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1978 as Exhibit A-1.)

     EX-10.7 Letter Agreement dated August 22, 1978 between Southern Indiana Gas and Electric Company and Alcoa, which amends Agreement for Sale in an Emergency of Electrical Power and Energy Generation by Alcoa and Southern Indiana Gas and Electric Company dated June 26, 1979. (Physically filed and designated in Form 10-K for the fiscal year 1978, File No. 1-3553, as Exhibit A-2.)

     EX-10.8  Fifth Supplement, dated as of December 13,
1978, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No.
1-3553, as Exhibit A-3.)

     EX-10.9 Sixth Supplement, dated as of July 1, 1979, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No. 1-3553, as
Exhibit A-5.)

     EX-10.10  Seventh Supplement, dated as of October 1,
1979, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No.
1-3553, as Exhibit A-6.)

     EX-10.11 Eighth Supplement, dated as of June 1, 1980 to the Electric Power Agreement, dated May 28, 1971, between
Alcoa and Southern Indiana Gas and Electric Company.
(Physically filed and designated in Form 10-K for the fiscal year 1980, File No. 1-3553, as Exhibit (20)-1.)

     EX-10.12**  Agreement dated May 6, 1991 between
Southern Indiana Gas and Electric Company and Ronald G.
Reherman for consulting services and supplemental pension and disability benefits. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as
Exhibit 10-A-12.)

     EX-10.13** Agreement dated July 22, 1986 between Southern Indiana Gas and Electric Company and A. E. Goebel regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-13.)

     EX-10.14**  Agreement dated July 25, 1986 between
Southern Indiana Gas and Electric Company and Ronald G.
Reherman regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-14.)

     EX-10.15**  Agreement dated July 22, 1986 between
Southern Indiana Gas and Electric Company and James A. Van
Meter regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-15.)

     EX-10.16**  Agreement dated February 22, 1989 between
Southern Indiana Gas and Electric Company and J. Gordon
Hurst regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553 as Exhibit 10-A-16.)

     EX-10.17** Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)

     EX-10.18**  Supplemental Post Retirement Death Benefits
Plan, dated October 10, 1984. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No.
1-3553, as Exhibit 10-A-18.)

     EX-10.19** Summary description of Southern Indiana Gas and Electric Company's Corporate Performance Incentive Plan.
(Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-19.)

     EX-10.20** Southern Indiana Gas and Electric Company's Corporate Performance Incentive Plan as amended for the plan year beginning January 1, 1994. (Physically filed and designated in Form 10-K for the fiscal year 1993, File No. 1-3553, as Exhibit 10-A-20.)

     ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item
601 of Regulation S-K.

     EX-10.21**  Southern Indiana Gas and Electric Company
1994 Stock Option Plan (Physically filed and designated in
Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)

     ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item
601 of Regulation S-K.

     SIGECO
     EX-12  Computation of Ratio of Earnings to Fixed
Charges

     SIGCORP
     EX-21  Subsidiaries of the Registrant

     SIGCORP and SIGECO
     EX-24  Power of Attorney


(b)  Reports on Form 8-K

       No Form 8-K reports were filed by SIGCORP or SIGECO during the fourth quarter of 1996.




page> 61

SCHEDULE II

                                 SIGCORP, Inc.
                                      and
                   Southern Indiana Gas And Electric Company

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



Column A               Column B        Column C      Column D     Column E
                                       Additions
                       Balance    Charged  Charged   Deductions   Balance
                       Beginning  to       to Other  from Re-     End of
Description            of Year    Expenses Accounts  serves, Net  Year
                                           (in thousands)
>s>
VALUATION AND QUALIFYING
  ACCOUNTS:

Year 1996 - Accumulated
  provision for uncollectible
  accounts                $  138    $910      $  -      $  833     $  215

Year 1995 - Accumulated
  provision for uncollectible
  accounts                $  231    $581      $  -      $  675     $  138

Year 1994 - Accumulated
  provision for uncollectible
  accounts                $  166    $819      $  -      $  754     $  231


OTHER RESERVES:

Year 1996 - Reserve for
  injuries and damages    $1,541    $968      $221<F1>  $  993     $1,737

Year 1995 - Reserve for
  injuries and damages    $1,692    $712      $155<F1>  $1,018     $1,541

Year 1994 - Reserve for
  injuries and damages    $1,321    $705      $ 95<F1>  $  429     $1,692

<F1> Charged to construction accounts

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997
SIGCORP, Inc.

By R. G. Reherman, Chairman, President
and Chief Executive Officer

BY: R. G. Reherman
    R. G. Reherman


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

By R. G. Reherman, Chairman, President
and Chief Executive Officer

BY:  R. G. Reherman
     R. G. Reherman

  Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures      Title                                       Date
R. G. Reherman  Chairman, President, Chief Executive
                Officer of SIGCORP, Inc. And Southern       March 27, 1997
                Indiana Gas and Electric Company
                (Principal Executive Officer)

A. E. Goebel*   Secretary and Treasurer of SIGCORP, Inc.
                (Principal Financial Officer)
                Chief Financial Officer and Secretary of
                Southern Indiana Gas And Electric Company
                (Principal Financial Officer) March 27, 1997

S. M. Kerney*   Controller of Southern Indiana Gas
                And Electric Company
                (Principal Accounting Officer)              March 27, 1997

John M. Dunn*         )
                      )
John D. Engelbrecht*  )
                      )
Robert L. Koch II*    )
                      )
Donald A. Rausch*     )       Directors of SIGCORP, Inc.    March 27, 1997
                      )       and Southern Indiana Gas
Richard W. Shymanski* )       And Electric Company
                      )
Donald E. Smith*      )
                      )
James S. Vinson*      )
                      )
N. P. Wagner*         )

*By
     (R. G. Reherman, Attorney-in-fact)


SIGCORP
10-K

                          EXHIBIT INDEX


                                                    Sequential
                                                    Page Number
Exhibits incorporated by reference are found on        57 - 60

EX-21    Subsidiaries of the Registrant                     64

EX-24    Power-of-Attorney                             65 - 66