Form 10-Q
period 1997-03-31
SIGCORP INC
filed 1997-05-15
CIK 945372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q


 X   QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 1997

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________


               Registrant; State
Commission     of Incorporation;            IRS Employer
File Number    Address; and                 Identification
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

SIGCORP, Inc.:            Common stock, no par value,
                          23,630,568 shares
                          outstanding at March 31, 1997

Southern Indiana Gas
 and Electric Company:    Common stock, no par value,
                          15,754,826 shares outstanding
                          and held by SIGCORP, Inc. at
                          March 31, 1997

SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


TABLE OF CONTENTS

                                                              Page No.
PART I.   FINANCIAL INFORMATION:
          Item 1: Financial Statements

          SIGCORP, Inc.

            Consolidated Statements of Income                      2

            Consolidated Statements of Cash Flows                  3

            Consolidated Balance Sheets                            4-5

            Consolidated Statements of Capitalization              6

            Consolidated Statements of Retained Earnings           7

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

            Statements of Income                                   8

            Statements of Cash Flows                               9

            Balance Sheets                                         10-11

            Statements of Capitalization                           12

            Statements of Retained Earnings                        13

          NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.
          AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY            14-15

          Item 2:  Management's Discussion and Analysis of
           Results of Operations and Financial Condition           16-18

          SIGCORP, Inc. AND SOUTHERN INDIANA GAS
           AND ELECTRIC COMPANY

Part II.  OTHER INFORMATION

          Item 4:  Submission of Matters to a Vote
                   of Security Holders                             19

          Item 5:  Other information                               19

          Item 6:  Exhibits and Reports on Form 8-K                19

          Signatures                                               20


                               SIGCORP, Inc.
                    CONSOLIDATED  STATEMENTS OF INCOME

                                                     Three Months Ended
                                                     March 31,
                                                     1997      1996
(in thousands except per share amounts)
OPERATING REVENUES:
   Electric                                       $ 64,876    $ 66,865
   Gas                                              33,857      39,612
  Total operating revenues                          98,733     106,477
OPERATING EXPENSES:
   Fuel for electric generation                     14,723      18,778
   Purchased electric energy                         1,929       1,261
   Cost of gas sold                                 25,002      30,771
   Other operation expenses                         13,249      13,335
   Maintenance                                       6,224       6,188
   Depreciation and amortization                    10,029       9,708
   Federal and state income taxes                    7,216       6,515
   Property and other taxes                          3,312       3,591
  Total operating expenses                          81,684      90,147

OPERATING INCOME                                    17,049      16,330

OTHER INCOME:
   Allowance for other funds used
   during construction                                 101           -
   Interest                                            639         301
   Other, net                                          861       2,241
  Total other income                                 1,601       2,542

INCOME BEFORE INTEREST AND OTHER CHARGES            18,650      18,872

INTEREST AND OTHER CHARGES:
   Interest on long-term debt                        4,512       4,680
   Amortization of premium, discount,
   and expense on debt                                 168         168
   Other interest                                      682         542
   Allowance for borrowed funds used
   during construction                                 (99)        (63)
   Preferred dividend requirements of subsidiary       274         274
  Total interest and other charges                   5,537       5,601

NET INCOME                                        $ 13,113    $ 13,271

AVERAGE COMMON SHARES OUTSTANDING                   23,631      23,631

EARNINGS PER SHARE OF COMMON STOCK                   $0.55       $0.56

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                  CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                  March 31,
                                                  1997        1996
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                     $ 13,113    $ 13,271
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                  10,029       9,708
     Preferred dividend requirements
     of subsidiary                                     274         274
     Deferred income taxes and investment
     tax credits, net                               (1,665)       (603)
     Allowance for other funds used during
     construction                                     (101)          -
     Change in assets and liabilities:
        Receivables, net (including accrued
        unbilled revenues)                          13,886         468
        Inventories                                  6,646       7,436
        Coal contract settlement                         -       3,177
        Accounts payable                           (10,832)    (14,337)
        Accrued taxes                                8,459       8,341
        Refunds from gas suppliers                    (648)     (1,998)
        Refunds to customers                        (1,409)     (3,191)
        Other assets and liabilities                12,147       5,778
     Net cash provided by operating activities      49,899      28,324
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures (net of allowance for
   other funds used during construction)            (8,889)     (5,615)
   Demand side management program expenditures        (618)       (769)
   Purchases of investments                            148           -
   Sales of investments                                  -         600
   Investments in partnerships                         754         115
   Change in nonutility property                    (2,293)       (339)
   Other                                               703       1,363
     Net cash used in investing activities         (10,195)     (4,645)
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                   (7,246)     (7,088)
   Change in environmental improvement funds
   held by trustee                                     (69)        (53)
   Payments on partnership obligations              (1,734)     (2,232)
   Change in notes payable                         (20,298)     (7,814)
   Other                                               124         134
     Net cash used in financing activities         (29,223)    (17,053)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              10,481       6,626
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                9,192       9,834
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 19,673    $ 16,460

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                  1997        1996
                                                  (in thousands)
ASSETS
Utility plant, at original cost:
   Electric                                       $1,056,173  $1,047,717
   Gas                                               133,136     131,796
                                                   1,189,309   1,179,513
   Less accumulated provision for depreciation       531,732     524,104
                                                     657,577     655,409
   Construction work in progress                      22,727      25,849
     Net utility plant                               680,304     681,258
Other Investments and Property:
   Investments in leveraged leases                    42,205      42,887
   Investments in partnerships                        22,826      23,983
   Environmental improvement funds
   held by trustee                                     3,899       3,830
   Nonutility property and other                      25,036      22,743
     Total other investments and property             93,966      93,443
Current Assets:
   Cash and cash equivalents                          19,673       9,191
   Temporary investments, at market                      713         565
   Receivables, less allowance of $228
   and $215, respectively                             33,278      36,469
   Accrued unbilled revenues                          24,049      34,744
   Inventories                                        24,595      31,241
   Other current assets                               12,489      16,310
     Total current assets                            114,797     128,520
Deferred Charges:
   Unamortized premium on reacquired debt              5,543       5,663
   Postretirement benefits other than pensions         7,249       7,819
   Demand side management program                     23,826      23,359
   Other deferred charges                             12,637      12,591
     Total deferred charges                           49,255      49,432
TOTAL                                             $  938,322  $  952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                  1997        1996
                                                  (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                      $ 78,258    $ 78,258
Retained Earnings                                  258,760     252,626
      Total common shareholders' equity            337,018     330,884
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                                11,090      11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                                 7,500       7,500
Cumulative Special Preferred
 Stock of Subsidiary                                   924         924
Long-Term Debt, net of current maturities          261,479     261,629
Long-Term Partnership Obligations,
 net of current maturities                           3,435       4,563
   Total capitalization, excluding bonds
    subject to tender (see Consolidated
    Statements of Capitalization)                  621,446     616,590
Current Liabilities:
Current Portion of Adjustable Rate
 Bonds Subject to Tender                            31,500      31,500
Current Maturities of Long-Term Debt,
 Interim Financing and Long-Term
 Partnership Obligations:
   Maturing long-term debt                             659         659
   Notes payable                                    18,900      38,750
   Partnership obligations                           1,670       2,276
     Total current maturities of
     long-term debt, interim financing
     and long-term partnership obligations          21,229      41,685
Other Current Liabilities:
   Accounts payable                                 22,768      33,600
   Dividends payable                                    84         123
   Accrued taxes                                    16,182       7,723
   Accrued interest                                  7,787       4,585
   Refunds to customers                                665       2,722
   Other accrued liabilities                        34,022      31,138
      Total other current liabilities               81,508      79,891
      Total current liabilities                    134,237     153,076
Deferred Credits and Other:
   Accumulated deferred income taxes               146,315     147,070
   Accumulated deferred investment tax
    credits, being amortized over lives
    of property                                     21,348      21,706
   Regulatory income tax liability                   1,062       1,614
   Postretirement benefits other than pensions      11,171      10,084
   Other                                             2,743       2,513
      Total deferred credits and other             182,639     182,987

TOTAL                                             $938,322    $952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                CONSOLIDATED  STATEMENTS OF CAPITALIZATION

                                                  March 31,   December 31,
                                                  1997        1996
                                                  (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 23,630,568 shares       $ 78,258    $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock       258,760     252,626
   Total common shareholders' equity               337,018     330,884
PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
 800,000 shares issuable, in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                        8,590       8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                        2,500       2,500
      Total nonredeemable preferred stock
      of subsidiary                                 11,090      11,090
Redeemable
   6.50% Series, outstanding 75,000 shares
   redeemable at $100 per share
   December 1, 2002                                  7,500       7,500
SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000
 shares, issuable in series: 8-1/2% series,
 outstanding 9,237 shares, redeemable
 at $100 per share                                     924         924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                               252,116     251,115
Notes payable                                       10,111      11,273
Unamortized debt premium and discount, net            (748)       (759)
   Total long-term debt                            261,479     261,629
LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                           3,435       4,563

CURRENT PORTION OF ADJUSTABLE RATE
 POLLUTION CONTROL BONDS SUBJECT TO TENDER,
 DUE 2015, Series B, presently 4.60%                31,500      31,500

TOTAL CAPITALIZATION, including bonds
 subject to tender                                $652,946    $648,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                  Three Months Ended
                                                  March 31,
                                                  1997        1996
                                                  (in thousands)
Balance Beginning of Period                       $252,626    $236,617
Net Income                                          13,113      13,271
                                                   265,739     249,888
Common Stock Dividends ($0.2950
 per share in 1997 and
 $0.2883 per share in 1996)                          6,972       6,813
Stock Expense                                            7           -
                                                     6,979       6,813
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)   $258,760    $243,075

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY, INC.
                    CONSOLIDATED  STATEMENTS OF INCOME

                                                  Three Months Ended
                                                  March 31,
                                                  1997        1996
(in thousands except per share amounts)
OPERATING REVENUES:
   Electric                                       $ 64,876    $ 66,865
   Gas                                              33,857      39,612
  Total operating revenues                          98,733     106,477
  OPERATING EXPENSES:
   Fuel for electric generation                     14,723      18,778
   Purchased electric energy                         1,929       1,261
   Cost of gas sold                                 25,002      30,771
   Other operation expenses                         13,249      13,335
   Maintenance                                       6,224       6,188
   Depreciation and amortization                    10,029       9,708
   Federal and state income taxes                    7,216       6,515
   Property and other taxes                          3,312       3,591
  Total operating expenses                          81,684      90,147

OPERATING INCOME                                    17,049      16,330

OTHER INCOME:
   Allowance for other funds used
   during construction                                 101           -
   Interest                                            133         111
   Other, net                                          668       1,429
  Total other income                                   902       1,540

INCOME BEFORE INTEREST AND OTHER CHARGES            17,951      17,870

INTEREST AND OTHER CHARGES:
   Interest on long-term debt                        4,512       4,680
   Amortization of premium, discount,
    and expense on debt                                168         168
   Other interest                                      384         409
   Allowance for borrowed funds used
    during construction                                (99)        (63)
  Total interest and other charges                   4,965       5,194

NET INCOME                                          12,986      12,676
   Preferred dividend                                  274         274
EARNINGS APPLICABLE TO COMMON STOCK               $ 12,712    $ 12,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                  CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                  March 31,
                                                  1997        1996
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                     $ 12,986    $ 12,676
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                 10,029       9,708
      Deferred income taxes and investment
       tax credits, net                               (739)        289
      Allowance for other funds used
       during construction                            (101)          -
      Change in assets and liabilities:
         Receivables, net (including accrued
          unbilled revenues)                        13,599         279
         Inventories                                 6,646       7,474
         Coal contract settlement                        -       3,177
         Accounts payable                          (11,013)    (13,793)
         Accrued taxes                               8,270       7,814
         Refunds from gas suppliers                   (648)     (1,998)
         Refunds to customers                       (1,409)     (3,191)
         Other assets and liabilities               11,641       5,925
      Net cash provided by operating activities     49,261      28,360
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures (net of allowance for
   other funds used during construction)            (8,889)     (5,615)
   Demand side management program expenditures        (618)       (769)
   Change in nonutility property                         -           2
   Other                                               (85)         28
      Net cash used in investing activities         (9,592)     (6,354)
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                   (7,246)     (7,087)
   Change in environmental improvement
    funds held by trustee                              (69)        (53)
   Change in notes payable                         (18,000)     (8,000)
   Contribution of nonregulated subsidiaries
    to parent                                            -     (12,145)
   Other                                               125         137
      Net cash used in financing activities        (25,191)    (27,148)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              14,479      (5,142)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                3,127       9,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 17,606    $  4,692

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                  1997        1996
                                                  (in thousands)
ASSETS
Utility plant, at original cost:
   Electric                                       $1,056,173  $1,047,717
   Gas                                               133,136     131,796
                                                   1,189,309   1,179,513
   Less accumulated provision for depreciation       531,732     524,104
                                                     657,577     655,409
   Construction work in progress                      22,727      25,849
     Net utility plant                               680,304     681,258
Other Investments and Property:
   Environmental improvement funds
    held by trustee                                    3,899       3,830
   Nonutility property and other                       1,552       1,552
    Total other investments and property               5,451       5,382
Current Assets:
   Cash and cash equivalents                          17,606       3,127
   Receivables, less allowance of $228
    and $215, respectively                            29,586      32,491
   Accrued unbilled revenues                          24,049      34,744
   Inventories                                        24,544      31,190
   Other current assets                               11,710      15,304
      Total current assets                           107,495     116,856
Deferred Charges:
   Unamortized premium on reacquired debt              5,543       5,663
   Postretirement benefits other than pensions         7,249       7,818
   Demand side management program                     23,826      23,359
   Other deferred charges                             11,989      11,989
      Total deferred charges                          48,607      48,829

TOTAL                                             $  841,857  $  852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                  1997        1996
                                                  (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                      $ 78,258    $ 78,258
Retained Earnings                                  219,421     213,688
   Total common shareholders' equity               297,679     291,946
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                                11,090      11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                                 7,500       7,500
Cumulative Special Preferred
 Stock of Subsidiary                                   924         924
Long-Term Debt, net of current maturities          251,367     251,355
   Total capitalization, excluding bonds
    subject to tender (see Consolidated
    Statements of Capitalization)                  568,560     562,815
Current Liabilities:
Current Portion of Adjustable Rate Bonds
 Subject to Tender                                  31,500      31,500
Current Maturities of Long-Term Debt,
 Interim Financing:
   Maturing long-term debt                             295         295
   Notes payable                                    14,400      32,400
     Total current maturities of long-term
      debt and interim financing                    14,695      32,695
Other Current Liabilities:
   Accounts payable                                 16,325      27,338
   Dividends payable                                    84         123
   Accrued taxes                                    16,983       8,713
   Accrued interest                                  7,617       4,572
   Refunds to customers                                665       2,722
   Other accrued liabilities                        32,653      29,650
      Total other current liabilities               74,327      73,118
      Total current liabilities                    120,522     137,313
Deferred Credits and Other:
   Accumulated deferred income taxes               116,543     116,373
   Accumulated deferred investment tax
    credits, being amortized over
    lives of property                               21,348      21,706
   Regulatory income tax liability                   1,062       1,613
   Postretirement benefits other than pensions      11,171      10,084
   Other                                             2,651       2,421
      Total deferred credits and other             152,775     152,197

TOTAL                                             $841,857    $852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                CONSOLIDATED  STATEMENTS OF CAPITALIZATION

                                                  March 31,   December 31,
                                                  1997        1996
                                                  (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 15,754,826 shares       $ 78,258    $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock       219,421     213,688
   Total common shareholders' equity               297,679     291,946

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized 800,000
 shares issuable, in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                        8,590       8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                        2,500       2,500
      Total nonredeemable preferred stock
       of subsidiary                                11,090      11,090
Redeemable
   6.50% Series, outstanding 75,000 shares
   redeemable at $100 per share
    December 1, 2002                                 7,500       7,500
SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized
 5,000,000 shares,issuable in series:
 8-1/2% series, outstanding 9,237
 shares, redeemable at $100 per share                  924         924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                               251,115     251,114
Notes payable                                        1,000       1,000
Unamortized debt premium and discount, net            (748)       (759)
      Total long-term debt                         251,367     251,355
CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
 CONTROL BONDS SUBJECT TO TENDER, DUE
      2015, Series B, presently 4.60%               31,500      31,500
TOTAL CAPITALIZATION, including bonds
 subject to tender                                $600,060    $594,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                  Three Months Ended
                                                  March 31,
                                                  1997        1996
                                                  (in thousands)
Balance Beginning of Period                       $213,688    $236,617
Net Income                                          12,986      12,676
                                                   226,674     249,293
Dividend to Parent of Nonregulated Subsidiaries          -      37,418
Preferred Stock Dividends                              274         274
Common Stock Dividends                               6,972       6,813
Stock Expense                                            7           -
                                                     7,253      44,505
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)   $219,421    $204,788

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization
  SIGCORP, Inc. (SIGCORP) is a holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has nine wholly-owned subsidiaries:
Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility, and eight nonregulated subsidiaries. Effective January 1, 1996, the new holding company, SIGCORP, Inc. (SIGCORP), became the parent of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. Because of the significance of SIGECO, the operating results of all nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remained securities of SIGECO and are unaffected.

2.   General

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1996 Annual Report to Shareholders.
     The consolidated statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries, Southern
Indiana Gas and Electric Company (SIGECO), Southern Indiana
Properties, Inc. (SIPI), Energy Systems Group, Inc. (ESGI),
Southern Indiana Minerals, Inc. (SIMI), ComSource, Inc.
(ComSource), SIGCORP Energy Services, Inc. (Energy), and
SIGCORP Capital, Inc. (Capital) and include all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the three months ending March 31, 1997 should not be taken as an indication for all or any part of the balance of 1997.

3.   Cash Flow Information

     For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     SIGCORP, for the three months ended March 31, 1997 and 1996 paid interest (net of amounts capitalized) of $1,893,000 and $2,147,000, respectively, and income taxes of $749,000 and $732,000, respectively. Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $5,105,000 and $6,839,000 at March 31, 1997 and December 31, 1996,
respectively.
     SIGECO, for the three months ended March 31, 1997 and 1996 paid interest (net of amounts capitalized of $1,752,000 and $2,030,000, respectively, and income taxes of $745,000 and $729,000, respectively.
     The following decreases for March 31, 1996 in SIGECO's assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

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

5. Common Stock

     On January 21, 1997, the Board of Directors of SIGCORP approved a split of SIGCORP's issued shares of common stock without par value on a three-for-two basis. The stock split, effective March 27, 1997, increased SIGCORP's outstanding shares from 15,754,826 to 23,630,568. Average common shares outstanding, earnings per share of common stock and dividends paid per share for all periods presented reflect the stock split.

                       SIGCORP, Inc.
                            AND
         SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The holding company, SIGCORP, Inc. (SIGCORP) is the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and eight wholly owned nonregulated subsidiaries. Because of the significance of SIGECO, the operating results of SIGCORP's nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. Consolidated operating revenues and operating expenses of SIGCORP consist entirely of the operating revenues and operating expenses of SIGECO; material changes in the consolidated financial condition and operating results of SIGCORP are due primarily to the operations of SIGECO. The following discussion and analysis of results of operations and financial condition is for SIGCORP unless otherwise stated.
  Earnings per share were $.55 for the recent three month period compared to earnings of $.56 per share for the first quarter of 1996. Per share earnings for both periods reflect SIGCORP's three-for-two split on shares of its outstanding common stock effective March 27, 1997. (See
Note 5 of the Notes to Consolidated Financial Statements for further discussion.)

OPERATING REVENUES

  Electric revenues were $2 million (3%) lower during the
first quarter of 1997 compared to the same period a year ago due primarily to lower per unit fuel costs reflected in
revenues.   Changes in the cost of fuel are passed on to
customers through commission approved fuel cost adjustments. Overall, retail electric sales decreased 1.7% during the first quarter of 1997 due to lower residential and industrial sales, down 2.3% and 4.7%, respectively. Commercial sales increased 4.6% over the same three month period in 1996, reflecting the continuing trend of increased economic activity in this sector of SIGECO's service territory. Wholesale electric sales, which typically have lower per unit margins than retail sales, increased 26% during the current quarter due to greater sales to Alcoa Generating Corporation and to increased sales to other utilities and power marketers reflecting SIGECO's competitive rates and continuing efforts to aggressively sell its electric energy in new markets. Changes in the retail sales mix and higher per unit margins also partially offset the decrease in revenues related to lower fuel cost recovery.

  The changes in electric revenue are shown below:

                          Revenue Increase (Decrease) From
                          Corresponding Period in 1996
                                      Three Months
                                      Ended 3-31-97
                                      (in thousands)
Fuel and purchased power recovery        $ (3,900)

Change in sales volume                        500

Other                                       1,411
                                         $ (1,989)

(Decrease) in retail sales (Mwh)          (18,911)

Increase in wholesale sales (Mwh)          83,483

     Fewer gas sales to all customer classes was the primary reason for the $5.8 million (15%) decrease in gas revenues during the three months ended March 31, 1997 versus the same period in 1996. Milder winter temperatures during the recent quarter, when the number of heating degree days declined 12%, resulted in declines in sales to residential and commercial customers, down 15.3% and 28.6%, respectively. Sales to industrial customers decreased 66% and commercial sales were also affected when fewer SIGECO transportation customers purchased their gas supplies from SIGECO than during the first quarter of 1996. Conversely, increases in base retail gas rates effective July 1996 contributed approximately $3.2 million to first quarter 1997 revenues. A more favorable sales mix and increased gas transportation revenues, due to more of these customers purchasing their own gas, also partially offset the decline in revenues related to fewer sales.

     The changes in gas revenues are shown below:

                          Revenue Increase (Decrease) From
                          Corresponding Period in 1996
                                      Three Months
                                      Ended 3-31-97
                                      (in thousands)
Change in sales volume                   $(11,700)

Cost of gas recovery                         (100)

Effect of rate adjustments in sales
to retail customers                         3,200

Change in sales mix                         1,700

Other                                       1,145
                                         $ (5,755)
Decrease in total throughput (Mdth)        (1,866)

OPERATING EXPENSES

     Despite a 4.5% increase in total electric sales, total cost of fuel for electric generation and purchased electric energy decreased $3.4 million (17%) during the three month period ending March 31, 1997, compared to the same period in 1996, due to lower per unit fuel costs. Cost of gas sold declined $5.8 million (19%) during the current quarter primarily due to 16% fewer unit deliveries. Other operation and maintenance expenses were comparable to those of the same period in 1996. Federal and state income tax expense was higher due to greater pretax operating income during the first quarter of 1997.

OTHER INCOME AND INTEREST CHARGES

     Other income during the current three month period declined primarily due to a $1 million decrease in sales to another utility of SIGECO's 1997 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") as anticipated under an agreement with the utility to sell to it essentially all of SIGECO's allotment of "bonus" allowances for the five year period beginning 1995.
     Interest and other charges were relatively unchanged during the three month period in 1997 compared to the same period in 1996.

EARNINGS

     Despite the milder winter temperatures and fewer gas and electric sales to industrial customers, earnings per share for the first quarter of 1997 declined only one cent (1.8%). The decreases in revenues were substantially offset by increased sales of electricity to wholesale customers, higher per unit gas margins resulting primarily from SIGECO's adjustment to base retail gas rates, and greater gas transportation revenues.

LIQUIDITY AND CAPITAL RESOURCES

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and DSM program expenditures incurred during the quarter ended March 31, 1997 totaled $9.5 million and were fully funded with internally generated cash. Cash provided from operations increased $21.6 million during the current three month period compared to the same period in 1996. Cash used in investing and financing activities during 1997 increased $17.7 million compared to a year ago. No long-term financing activity occurred during the 1997 period.
     At this time, SIGCORP estimates that SIGECO's construction expenditures for the five year period 1997-2001 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources, and approximately $9 million to develop and implement DSM programs. SIGCORP expects the majority of the construction requirements and an estimated $70 million in debt security and other long-term obligation redemptions to be provided by internally generated funds. External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt.

                         PART TWO - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders

        (a) The annual meeting of shareholders was held at 3:00 P.M. (CDT) on April 22, 1997, with the following actions taken:

        (b) The following three individuals were re-elected as directors of SIGCORP, Inc. for three year terms:
            Ronald G. Reherman, Donald E. Smith and James S.
Vinson.

          The appointment of Arthur Andersen LLP as independent auditors of SIGCORP, Inc. for 1997 was ratified.

        (c) The following table shows the voting results as to each matter considered by the shareholders:

                  Item 1: Vote for Election of Directors
                       Total Votes Cast: 13,270,605
          Nominee                  Votes For           Votes Withheld

       Ronald G. Reherman          13,144,943          125,661
       Donald E. Smith             13,128,278          142,326
       James S. Vinson             13,112,923          157,682

              Item 2: Ratification of Appointment of Auditors
                       Total Votes Cast: 13,270,602

       For                    Against               Abstain
       13,151,330             43,533                75,739

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


Date:     May 14, 1997


                                 SOUTHERN INDIANA GAS AND
                                 ELECTRIC COMPANY


                                 /s/ S. M. Kerney
                                 S. M. Kerney
                                 Controller


Date :    May 14, 1997