Form 10-Q
period 1997-06-30
SIGCORP INC
filed 1997-08-13
CIK 945372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 1997

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission   Registrant; State of Incorporation;  IRS Employer
File Number  Address; and Telephone Number        Identification No.
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

SIGCORP, Inc.:                   Common stock, no par value,
                                 23,630,568 shares
                                 outstanding at June 30, 1997

Southern Indiana Gas and
Electric Company:                Common stock, no par value,
                                 15,754,826 shares
                                 outstanding
                                 and held by SIGCORP, Inc. at
                                 June 30, 1997




SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

TABLE OF CONTENTS
                                                              Page No.
PART I. FINANCIAL INFORMATION:

        Item 1: Financial Statements
                SIGCORP, Inc.
                Consolidated Statements of Income                  2
                Consolidated Statements of Cash Flows              3
                Consolidated Balance Sheets                      4-5
                Consolidated Statements of Capitalization          6
                Consolidated Statements of Retained Earnings       7

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                Statements of Income                               8
                Statements of Cash Flows                           9
                Balance Sheets                                 10-11
                Statements of Capitalization                      12
                Statements of Retained Earnings                   13

        NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.
        AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY         14-15

        Item 2: Management's Discussion and Analysis of Results
                of Operations and Financial Condition         16-19

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

                               SIGCORP, Inc.
                    CONSOLIDATED  STATEMENTS OF INCOME

                                    Three Months       Six Months
                                     Ended             Ended
                                    June 30, June 30,
                                    1997     1996      1997      1996
                                       (in thousands except per share
data)
OPERATING REVENUES:
  Electric                          $62,222  $65,803   $127,099  $132,668
  Gas                                13,177   17,623     47,034    57,234
    Total operating revenues         75,399   83,426    174,133   189,902

OPERATING EXPENSES:
   Fuel for electric generation      15,028   17,885     29,751    36,663
   Purchased electric energy          3,111    2,771      5,039     4,031
   Cost of gas sold                   6,270   11,392     31,272    42,163
   Other                             14,796   12,594     28,046    25,929
   Maintenance                        7,719    7,720     13,943    13,908
   Depreciation and amortization     10,029    9,708     20,058    19,415
   Federal and state income taxes     3,819    4,644     11,035    11,159
    Property and other taxes          3,166    3,481      6,478     7,072
      Total operating expenses       63,938   70,195    145,622   160,340

OPERATING INCOME                     11,461   13,231     28,511    29,562

OTHER INCOME:
   Allowance for other funds
   used during construction             160        2        261        (2)
   Interest                             659      427      1,298       728
   Other, net                          (349)     649        511     2,893
     Total other income                 470    1,078      2,070     3,619

INCOME BEFORE INTEREST
 AND OTHER CHARGES                   11,931   14,309     30,581    33,181

INTEREST AND OTHER CHARGES:
   Interest on long-term debt         4,515    4,648      9,027     9,327
   Amortization of premium,
   discount, and expense on debt        168      186        336       354
   Other interest                       823      468      1,505     1,010
   Allowance for borrowed funds
   used during construction            (112)    (104)      (212)     (167)
   Preferred dividend requirements
   of subsidiary                        274      274        548       548
     Total interest and
     other charges                    5,668    5,472     11,204    11,072

NET INCOME                          $ 6,263  $ 8,837   $ 19,377  $ 22,109

AVERAGE COMMON SHARES OUTSTANDING    23,631   23,631     23,631    23,631

EARNINGS PER SHARE OF COMMON STOCK    $0.27    $0.37      $0.82     $0.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                  CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                  June 30,
                                                  1997       1996
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $19,377    $22,109
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                  20,058     19,415
    Preferred dividend requirements
    of subsidiary                                     548        548
    Deferred income taxes and investment
    tax credits, net                               (1,279)       650
    Allowance for other funds used
    during construction                              (261)         2
    Change in assets and liabilities:
      Receivables, net (including accrued
      unbilled revenues)                           20,877      4,171
       Inventories                                  2,962      5,365
       Coal contract settlement                         -      7,792
       Accounts payable                           (10,051)   (14,411)
       Accrued taxes                               (2,900)     2,281
       Refunds from gas suppliers                    (351)    (1,690)
       Refunds to customers                         2,848     (4,061)
       Other assets and liabilities                 1,130     (1,205)
    Net cash provided by operating activities      52,958     40,966

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)           (19,845)   (14,332)
  Demand side management program expenditures      (1,270)    (1,835)
  Purchases of investments                           (323)         -
  Sales of investments                                160        600
  Investments in partnerships                         648        545
  Change in nonutility property                    (1,891)    (9,816)
  Other                                               187      1,168
   Net cash used in investing activities          (22,334)   (23,670)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                  (15,491)   (14,177)
  Change in environmental improvement
  funds held by trustee                              (139)      (104)
  Payments on partnership obligations              (2,277)    (2,787)
  Change in notes payable                         (12,673)    (3,318)
  Other                                             1,216        264
   Net cash used in financing activities          (29,364)   (20,122)

NET DECREASE IN CASH AND CASH EQUIVALENTS           1,260     (2,826)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    9,192      9,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $10,452    $ 7,008

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS

                                                  June 30,   December 31,
                                                  1997       1996
                                                  (in thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                        $1,059,530 $1,047,717
  Gas                                                133,828    131,796
                                                   1,193,358  1,179,513
  Less - accumulated provision
  for depreciation                                   540,266    524,104
                                                     653,092    655,409
  Construction work in progress                       28,402     25,849
    Net utility plant                                681,494    681,258

Other Investments and Property:
  Investments in leveraged leases                     42,600     42,887
  Investments in partnerships                         23,238     23,983
  Environmental improvement funds
  held by trustee                                      3,969      3,830
  Nonutility property and other                       24,634     22,743
    Total other investments and property              94,441     93,443

Current Assets:
  Cash and cash equivalents                           10,452      9,191
  Temporary investments, at market                       737        565
  Receivables, less allowance of $530
  and $215, respectively                              31,627     36,469
  Accrued unbilled revenues                           18,709     34,744
  Inventories                                         28,279     31,241
  Other current assets                                 9,400     16,310
    Total current assets                              99,204    128,520

Deferred Charges:
  Unamortized premium on reacquired debt               5,423      5,663
  Postretirement benefits other than pensions          6,680      7,819
  Demand side management program                      24,328     23,359
  Other deferred charges                              13,454     12,591
    Total deferred charges                            49,885     49,432

TOTAL                                             $  925,024 $  952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS

                                                  June 30,   December 31,
                                                  1997       1996
                                                  (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                      $ 78,258   $ 78,258
Retained Earnings                                  258,014    252,626
  Total common shareholders' equity                336,272    330,884
Cumulative Nonredeemable Preferred
Stock of Subsidiary                                 11,090     11,090
Cumulative Redeemable Preferred
Stock of Subsidiary                                  7,500      7,500
Cumulative Special Preferred
Stock of Subsidiary                                    924        924
Long-Term Debt, net of current maturities          238,979    261,629
Long-Term Partnership Obligations,
net of current maturities                            4,191      4,563
   Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)                   598,956    616,590

Current Liabilities:
Current Portion of Adjustable Rate
Bonds Subject to Tender                             31,500     31,500
Current Maturities of Long-Term Debt,
Interim Financing and
Long-Term Partnership Obligations:
   Maturing long-term debt                          12,695        659
   Notes payable                                    37,000     38,750
   Partnership obligations                             371      2,276
     Total current maturities of
     long-term debt, interim financing
     and long-term partnership obligations          50,066     41,685

 Other Current Liabilities:
   Accounts payable                                 23,549     33,600
   Dividends payable                                   103        123
   Accrued taxes                                     4,823      7,723
   Accrued interest                                  5,036      4,585
   Refunds to customers                              5,220      2,722
   Other accrued liabilities                        16,558     31,138
     Total other current liabilities                55,289     79,891
     Total current liabilities                     136,855    153,076

Deferred Credits and Other:
   Accumulated deferred income taxes               147,610    147,070
   Accumulated deferred investment tax
   credits, being amortized over
   lives of property                                20,990     21,706
   Regulatory income tax liability                     511      1,614
   Postretirement benefits other than pensions      12,262     10,084
   Other                                             7,840      2,513
    Total deferred credits and other               189,213    182,987
TOTAL                                             $925,024   $952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                  June 30,   December 31,
                                                  1997       1996
                                                  (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 23,630,568 shares       $ 78,258   $ 78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock       258,014    252,626
                                                   336,272    330,884
PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
800,000 shares issuable, in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares
   callable at $110 per share                        8,590      8,590
   4.75% Series, outstanding 25,000 shares
   callable at $101 per share                        2,500      2,500
      Total nonredeemable preferred
      stock of subsidiary                           11,090     11,090
Redeemable
   6.50% Series, outstanding 75,000 shares
   redeemable at $100 per share December 1, 2002     7,500      7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000
 shares, issuable in series: 8-1/2% series,
 outstanding 9,237 shares
 redeemable at $100 per share                          924        924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                               238,715    251,115
Notes payable                                        1,000     11,273
Unamortized debt premium and discount, net            (736)      (759)
   Total long-term debt                            238,979    261,629

LONG-TERM PARTNERSHIP OBLIGATIONS,
NET OF CURRENT MATURITIES                            4,191      4,563

CURRENT PORTION OF ADJUSTABLE RATE
POLLUTION CONTROL BONDS SUBJECT TO TENDER, DUE
   2015, Series B, presently 4.05%                  31,500     31,500

TOTAL CAPITALIZATION, including bonds
subject to tender                                 $630,456   $648,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                  Six Months Ended
                                                       June 30,
                                                  1997       1996
                                                     (in thousands)
Balance Beginning of Period                       $252,626   $236,617
Net Income                                          19,377     22,109
                                                   272,003    258,726
Common Stock Dividends ($0.590 per share
in 1997 and $0.576 per share in 1996)               13,989     13,627

BALANCE END OF PERIOD (See Consolidated
  Statements of Capitalization for restriction)   $258,014   $245,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                    CONSOLIDATED  STATEMENTS OF INCOME

                                    Three Months Ended Six Months Ended
                                    June 30,           June 30,
                                    1997     1996      1997      1996
(in thousands except per share
amounts)
OPERATING REVENUES:
  Electric                          $62,222  $65,803   $127,099  $132,668
  Gas                                13,177   17,623     47,033    57,234
    Total operating revenues         75,399   83,426    174,133   189,902

OPERATING EXPENSES:
  Fuel for electric generation       15,028   17,885     29,751    36,663
  Purchased electric energy           3,110    2,771      5,039     4,031
  Cost of gas sold                    6,270   11,392     31,272    42,163
  Other operation expenses           14,797   12,569     28,046    25,905
  Maintenance                         7,719    7,720     13,943    13,908
  Depreciation and amortization      10,029    9,708     20,058    19,415
  Federal and state income taxes      3,819    4,644     11,035    11,159
  Property and other taxes            3,166    3,481      6,478     7,072
    Total operating expenses         63,938   70,170    145,622   160,316

OPERATING INCOME                     11,461   13,256     28,511    29,586
OTHER INCOME:
  Allowance for other funds used
  during construction                   160        2        261        (2)
  Interest                              115      196        248       307
  Other, net                            (23)     (82)       643     1,351
    Total other income                  252      116      1,152     1,656
INCOME BEFORE INTEREST
 AND OTHER CHARGES                   11,713   13,372     29,663    31,242

INTEREST AND OTHER CHARGES
  Interest on long-term debt          4,515    4,648      9,027     9,327
  Amortization of premium, discount,
  and expense on debt                   168      186        336       354
  Other interest                        251      337        635       748
  Allowance for borrowed funds
  used during construction             (112)    (104)      (212)    (167)
   Total interest and other charges   4,822    5,067      9,786    10,262

NET INCOME                            6,891    8,305     19,877    20,980
   Preferred dividend                   274      274        548       548
EARNINGS APPLICABLE TO COMMON STOCK $ 6,617  $ 8,031   $ 19,329  $ 20,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                  CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                  Six Months Ended
                                                  June 30,
                                                  1997      1996
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $19,877   $20,980
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  20,058    19,415
    Deferred income taxes and investment
    tax credits, net                               (1,478)      577
    Allowance for other funds used
    during construction                              (261)        2
    Change in assets and liabilities:
      Receivables, net (including accrued
      unbilled revenues)                           20,237     4,923
      Inventories                                   2,981     5,384
      Coal contract settlement                          -     7,792
      Accounts payable                            (10,062)  (16,027)
      Accrued taxes                                (3,169)    2,303
      Refunds from gas suppliers                     (351)   (1,690)
      Refunds to customers                          2,848    (4,061)
      Other assets and liabilities                  2,752    (1,000)
        Net cash provided by operating activities  53,432    38,598

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)           (19,845)  (14,332)
  Demand side management program expenditures      (1,270)   (1,835)
  Change in nonutility property                         1         1
  Other                                              (188)       51
    Net cash used in investing activities         (21,302)  (16,115)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                  (15,491)  (14,177)
  Change in environmental improvement
  funds held by trustee                              (139)     (104)
  Change in notes payable                         (16,368)   (6,500)
  Contribution of nonregulated
  subsidiaries to parent                                -   (12,145)
  Other                                               263       270
    Net cash used in financing activities         (31,735)  (32,656)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  395   (10,173)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                 3,127     9,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 3,522   $  (339)

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                                  June 30,    December 31,
                                                  1997        1996
                                                  (in thousands)
ASSETS
Utility plant, at original cost:
  Electric                                        $1,059,530  $1,047,717
  Gas                                                133,828     131,796
                                                   1,193,358   1,179,513
  Less accumulated provision for depreciation        540,266     524,104
                                                     653,092     655,409
  Construction work in progress                       28,402      25,849
     Net utility plant                               681,494     681,258

Other Investments and Property:
  Environmental improvement funds
  held by trustee                                      3,969       3,830
  Nonutility property and other                        1,553       1,552
     Total other investments and property              5,522       5,382

Current Assets:
  Cash and cash equivalents                            3,522       3,127
  Receivables, less allowance of $530
  and $215, respectively                              26,667      32,491
  Accrued unbilled revenues                           18,709      34,744
  Inventories                                         28,209      31,190
  Other current assets                                 7,865      15,304
    Total current assets                              84,972     116,856

Deferred Charges:
  Unamortized premium on reacquired debt               5,423       5,663
  Postretirement benefits other than pensions          6,680       7,818
  Demand side management program                      24,328      23,359
  Other deferred charges                              12,516      11,989
    Total deferred charges                            48,947      48,829

TOTAL                                             $  820,935  $  852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                                  June 30,    December 31,
                                                  1997        1996
                                                  (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                      $ 78,258    $ 78,258
Retained Earnings                                  218,075     213,688
  Total common shareholders' equity                296,333     291,946
Cumulative Nonredeemable Preferred
Stock of Subsidiary                                 11,090      11,090
Cumulative Redeemable Preferred
Stock of Subsidiary                                  7,500       7,500
Cumulative Special Preferred
Stock of Subsidiary                                    924         924
Long-Term Debt, net of current maturities          238,979     251,355
  Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)                    554,826     562,815

Current Liabilities:
Current Portion of Adjustable Rate Bonds
Subject to Tender                                   31,500      31,500
Current Maturities of Long-Term Debt,
Interim Financing:
   Maturing long-term debt                          12,695         295
   Notes payable                                     2,000      32,400
   Notes payable to associated company              14,032           -
     Total current maturities of long-term
     debt and interim financing                     28,727      32,695

Other Current Liabilities:
   Accounts payable                                 17,276      27,338
   Dividends payable                                   103         123
   Accrued taxes                                     5,544       8,713
   Accrued interest                                  4,565       4,572
   Refunds to customers                              5,220       2,722
   Other accrued liabilities                        14,858      29,650
      Total other current liabilities               47,566      73,118
      Total current liabilities                    107,793     137,313

Deferred Credits and Other:
   Accumulated deferred income taxes               116,713     116,373
   Accumulated deferred investment tax credits,
   being amortized over lives of property           20,990      21,706
   Regulatory income tax liability                     511       1,613
   Postretirement benefits other than pensions      12,262      10,084
   Other                                             7,840       2,421
      Total deferred credits and other             158,316     152,197

TOTAL                                             $820,935    $852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                CONSOLIDATED  STATEMENTS OF CAPITALIZATION

                                                  June 30,    December 31,
                                                  1997        1996
                                                  (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 15,754,826 shares       $ 78,258    $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock       218,075     213,688
   Total common shareholders' equity               296,333     291,946

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
800,000 shares issuable, in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                        8,590       8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                        2,500       2,500
     Total nonredeemable preferred stock
     of subsidiary                                  11,090      11,090
Redeemable
   6.50% Series, outstanding 75,000 shares
   redeemable at $100 per share December 1, 2002     7,500       7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series,
outstanding 9,237 shares, redeemable
at $100 per share                                      924         924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                               238,715     251,114
Notes payable                                        1,000       1,000
Unamortized debt premium and discount, net            (736)       (759)
   Total long-term debt                            238,979     251,355

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2015, Series B, presently 4.05%                  31,500      31,500

TOTAL CAPITALIZATION, including bonds
subject to tender                                 $586,326    $594,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                  Six Months Ended
                                                  June 30,
                                                  1997        1996
                                                  (in thousands)
Balance Beginning of Period                       $213,688    $236,617
Net Income                                          19,877      20,980
                                                   233,565     257,597
Dividend to Parent of Nonregulated Subsidiaries          -      37,418
Preferred Stock Dividends                              548         548
Common Stock Dividends                              14,942      13,629
                                                    15,490      51,595
BALANCE END OF PERIOD (See Consolidated
  Statements of Capitalization for restriction)   $218,075    $206,002

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

2.   General

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1996 Annual Report to Shareholders.
  The consolidated statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries, Southern Indiana Gas and Electric Company (SIGECO), Southern Indiana Properties, Inc. (SIPI), Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), ComSource, Inc. (ComSource), SIGCORP Energy Services, Inc. (Energy) and SIGCORP Capital, Inc. (Capital) and include all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the six months ending June 30, 1997 should not be taken as an indication for all or any part of the balance of 1997.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGCORP, for the six months ended June 30, 1997 and 1996 paid interest (net of amounts capitalized) of $9,870,000 and $10,191,000, respectively, and income taxes of $10,148,000 and $6,834,000, respectively. Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $4,562,000 and $6,839,000 at June 30, 1997 and December 31, 1996,
respectively.
  SIGECO, for the six months ended June 30, 1997 and 1996 paid interest (net of amounts capitalized of $9,458,000 and $9,943,000, respectively, and income taxes of $10,145,000 and $9,295,000, respectively.
  The following decreases for 1996 in SIGECO's assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

   Deferred income taxes                (29,783)
   Investments in Leveraged Leases      (35,609)
   Investments in Partnerships          (25,307)
   Partnership obligations               (9,625)
   Other, net                            (3,771)

4. Long-Term Debt

   On May 1, 1997 the interest rate on $31,500,000 of Adjustable Rate Pollution Control bonds was changed from 4.0% to 4.05%. The new interest rate, 4.05% will be fixed through April 30, 1998. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

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

                       SIGCORP, Inc.
                            AND
         SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The holding company, SIGCORP, Inc. (SIGCORP) is the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and eight wholly owned nonregulated subsidiaries. Because of the significance of SIGECO, the operating results of SIGCORP's nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. Consolidated operating revenues and operating expenses of SIGCORP consist entirely of the operating revenues and operating expenses of SIGECO; material changes in the consolidated financial condition and operating results of SIGCORP are due primarily to the operations of SIGECO. The following discussion and analysis of results of operations and financial condition is for SIGCORP unless otherwise stated.
  Earnings per share were $.27 for the recent three month period compared to earnings of $.37 per share for the second quarter of 1996. For the six month period ending June 30, 1997, earnings per share were $.82 versus $.94 per share for the same period in 1996. Per share earnings for all periods reflect SIGCORP's three-for-two split on shares of its outstanding common stock effective March 27, 1997. (See
Note 5 of the Notes to Consolidated Financial Statements for further discussion.)

Operating Revenues

  Electric revenues were $3.6 million (5%) lower during the second quarter of 1997 compared to the same period a year ago due primarily to lower per unit fuel costs reflected in revenues and a less favorable sales mix. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments. A substantial increase in wholesale sales led to a 6% increase in total electric sales over sales during the three month period ended June 30, 1996, while sales to residential and commercial customers declined 17% and 4%, respectively, due to much cooler than normal weather. During the current quarter, cooling degree days in SIGECO's service area were 40% lower than the second quarter of 1996 and 36% below normal. Industrial sales rose 6% on increased manufacturing activity. Wholesale electric sales, which typically have lower per unit margins than retail sales, increased 33% during the current quarter due to a substantial increase in sales to other utilities and power marketers reflecting SIGECO's competitive rates and continuing efforts to aggressively sell its electric energy in new markets.
Higher per unit wholesale sales margins partially offset the decrease in revenues related to lower unit fuel costs and changes in the retail sales mix.
  For the six month period ending June 30, 1997, electric revenues declined $5.6 million (4%) due to lower unit fuel costs reflected in revenues during the first and second quarters and a 9% decline in residential sales due to significantly fewer sales during the second quarter of 1997. Other retail sales were relatively unchanged for the six month period compared to the same period in 1996. A 30% increase in wholesale electric sales resulting from greater sales to other utilities and power marketers throughout the current six month period resulted in 5% increase in total electric sales. The increased sales to wholesale customers and higher per unit margins on those sales partially offset the decrease in revenues related to the lower fuel costs and less favorable fuel mix.

  The changes in electric revenue are shown below:

                                   Revenue Increase (Decrease) From
                                   Corresponding Period in 1996
                                   Three Months        Six Months
                                   Ended 6-30-97       Ended 6-30-97
                                   (in thousands)
Fuel and purchased power recovery  $ (2,800)           $  6,700)

Change in sales volume                  700               1,200

Other (sales mix, etc.)              (1,481)                (69)
                                   $ (3,581)           $ (5,569)

(Decrease) in retail sales (Mwh)    (25,041)            (44,073)

Increase in wholesale sales (Mwh)   116,830             200,436

     Recovery in revenues of substantially lower per unit gas costs and fewer sales to industrial customers were the chief causes of a $4.4 million (25%) decrease in gas revenues during the quarter ended June 30, 1997. Changes in the cost of natural gas are passed on to customers through commission approved gas cost adjustments. Sales to industrial customers were 68% lower when fewer SIGECO transportation customers purchased their gas supplies from SIGECO than during the second quarter of 1996. An increase in base retail gas rates effective July 1996 and increased gas transportation revenues, due to more of these customers purchasing their own gas, partially offset the decline in revenues related to fewer sales and recovery of lower gas costs.
     During the six month period ending June 30, 1997, gas revenues were $10.2 million (18%) lower versus the same period in 1996 primarily due to fewer gas sales to all customer classes and to the recovery of lower per unit gas costs during the second quarter of 1997. Milder winter temperatures during the first quarter of 1997 led to declines in sales to residential and commercial customers of 14.2% and 19.2%, respectively, during the six months. Sales to industrial customers decreased 67% and commercial sales were also affected when fewer SIGECO transportation customers purchased their gas supplies from SIGECO than during the first six months of 1996. Conversely, increases in base retail gas rates effective July 1996 contributed approximately $5.0 million to 1997 revenues. The change in sales mix and increased gas transportation revenues also partially offset the decline in revenues related to fewer sales and lower gas costs.
     The changes in gas revenues are shown below:

                                   Revenue Increase (Decrease) From
                                   Corresponding Period in 1996
                                   Three Months        Six Months
                                   Ended 6-30-97       Ended 6-30-97
                                   (in thousands)
Change in sales volume             $(3,200)            $(14,500)

Cost of gas recovery                (4,600)              (4,200)

Effect of rate adjustments in sales
to retail customers                  1,800                5,000

Change in sales mix                    500                2,200

Other                                1,054                1,300
                                   $(4,446)            $(10,200)

Increase (decrease) in total sales and
transportation throughput (Mdth)       317               (1,549)

Operating Expenses

     Due to lower per unit fuel costs, total costs for fuel for electric generation and purchased electric energy decreased $2.5 million (12%) and $5.9 million (15%), respectively, during the three month and six month periods ending June 30, 1997, despite increased electric sales in both periods. The decline in unit fuel costs reflect the completion of SIGECO's reformation of its long-term coal contracts in late 1996. Cost of gas sold declined $5.1 million (45%) and $10.9 million (26%) during the second quarter and first six months of 1997, respectively, reflecting substantially lower average unit costs of gas delivered during the second quarter, and fewer sales in both the second quarter and six month periods. Other operation and maintenance expenses rose $2.2 million for both reporting periods in 1997 due primarily to increased generation of electricity, higher employee benefit and customer assistance program costs, and expenses related to efforts to prepare for competition in the industry.

Other Income and Interest Charges

     Other income during the three month period ending June
30, 1997 declined primarily due to lower earnings from one of SIGCORP's eight nonutility subsidiaries, Energy Systems
Group, Inc. (ESGI), resulting from an absence of new performance contracts. The $1.5 million decrease in other income for the current six month period reflects the lower earnings of ESGI during the second quarter and a first quarter $1 million decrease in sales to another utility of SIGECO's 1997 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances"). The decrease in allowances sales was anticipated under an agreement with the utility to sell to it essentially all of SIGECO's allotment of "bonus" allowances for the five year period beginning 1995.
     Interest and other charges were relatively unchanged during both reporting periods in 1997 compared to the same periods in 1996.

Earnings

     Earnings per share for the second quarter of 1997 declined $.10 (27%) compared to the same period in 1996 due to fewer electric sales to weather sensitive customers, higher nonfuel operating expenses and lower nonutility income. Increased sales of electricity to wholesale customers, higher per unit gas margins resulting primarily from SIGECO's adjustment to base retail gas rates, and greater gas transportation revenues partially offset the unfavorable impacts on earnings. The $.12 (13%) per share decrease in earnings during the first six months of 1997 was substantially due to the decline in earnings during the second quarter of 1997 and to milder winter temperatures during the first quarter of 1997 unfavorably impacting gas sales.

Liquidity and Capital Resources

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and DSM program expenditures incurred during the quarter and six months ended June 30, 1997 totaled $11.6 million and $21.1 million, respectively, and were fully funded with internally generated cash. Cash provided from operations increased $12.0 million during the current six month period compared to the same period in 1996. Cash used in investing and financing activities during 1997 increased $7.9 million compared to a year ago. No long-term financing activity occurred during the 1997 period.
     At this time, SIGCORP estimates that SIGECO's construction expenditures for the five year period 1997-2001 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources, and approximately $9 million to develop and implement DSM programs. SIGCORP expects the majority of the construction requirements and an estimated $70 million in debt security and other long-term obligation redemptions to be provided by internally generated funds. External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt.

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


Date:   August 13, 1997

SOUTHERN INDIANA GAS AND
ELECTRIC COMPANY


/s/ S. M. Kerney
S. M. Kerney
Controller


Date:  August 13, 1997