Form 10-Q
period 1998-03-30
SIGCORP INC
filed 1998-05-15
CIK 945372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q


  X      QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 1998

OR

_______  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to
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

Yes  X . No __.

Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date:

SIGCORP, Inc.:           Common stock, no par value,         23,630,568 shares
                         outstanding at March 31, 1998

Southern Indiana Gas
and Electric Company:    Common stock, no par value,         15,754,826 shares
                         outstanding and held by SIGCORP,
                         Inc. at March 31, 1998


SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

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

                               SIGCORP, Inc.
                    CONSOLIDATED  STATEMENTS OF INCOME
                                (Unaudited)
                                                   Three Months Ended
                                                   March 31,
                                                   1998        1997
(in thousands except per share amounts)
OPERATING REVENUES:
   Electric utility                               $ 65,227   $  64,877
   Gas utility                                      29,918      33,857
   Energy services and other                        45,926      8,838
     Total operating revenues                       141,071     107,572

OPERATING EXPENSES:
   Fuel for electric generation                     14,907      14,722
   Purchased electric energy                        1,686       1,929
   Cost of gas sold                                 20,258      25,002
   Cost of energy services and other                45,219      8,347
   Other operation expenses                         15,364      14,436
   Maintenance                                      5,464       6,262
   Depreciation and amortization                    10,701      10,079
   Property and other taxes                         3,592       3,375
     Total operating expenses                       117,191     84,152

OPERATING INCOME                                    23,880      23,420
INTEREST AND OTHER CHARGES:
   Interest on long-term debt                       5,460       4,512
   Interest expense on short-term debt              302         699
   Amortization of premium, discount
   and expense on debt                              168         168
   Allowance for funds used during construction     (338)       (200)
   Preferred dividend requirements of subsidiary    274         274
   Interest income                                  (936)       (696)
   Other, net                                       (4,666)     (1,164)
     Total interest and other charges               264         3,593

INCOME BEFORE INCOME TAXES                          23,616      19,827
Federal and state income taxes                      7,190       6,714

NET INCOME                                        $ 16,426   $  13,113

AVERAGE COMMON SHARES OUTSTANDING                   23,631      23,631

BASIC EARNINGS PER SHARE OF COMMON STOCK          $ 0.70     $  0.55

DILUTED EARNINGS PER SHARE OF COMMON STOCK        $ 0.69     $  0.55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               SIGCORP, Inc.
                  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                  Three Months Ended
                                                  March 31,
                                                  1998          1997
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                       $ 16,426   $  13,113
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                    10,701      10,029
   Preferred dividend requirements of subsidiary    274         274
   Deferred income taxes and investment
   tax credits, net                                 (7,775)     (101)
   Change in assets and liabilities:
     Receivables, net (including accrued
     unbilled revenues)                             4,321       13,886
       Inventories                                  2,884       6,646
       Accounts payable                             (13,827)    (10,832)
       Accrued taxes                                18,179      8,459
       Refunds from gas suppliers                   (297)       (648)
       Refunds to customers                         390         (1,409)
       Other assets and liabilities                 15,746      12,147
     Net cash provided by operating activities      47,027      49,899

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)             (11,159)    (8,889)
  Demand side management program expenditures       (152)       (618)
  Sale of leveraged lease                           7,609       -
  Purchases of investments                          (1,861)     148
  Investments in partnerships                       65          754
  Change in nonutility property                     (2,558)     (2,293)
  Other                                             154         703
    Net cash used in investing activities           (7,902)     (10,195)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                    (7,423)     (7,246)
  Change in environmental improvement
  funds held by trustee                             (37)        (69)
  Payments on partnership obligations               (1,639)     (1,734)
  Change in long-term notes payable                 20,000      (162)
  Change in current notes payable                   (27,197)    (20,136)
  Other                                             128         124
    Net cash used in financing activities           (16,168)    (29,223)

NET INCREASE IN CASH  AND CASH EQUIVALENTS          22,957      10,481

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                               5,827       9,192

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 28,784   $  19,673

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                               1998            1997
                                               (in thousands)
ASSETS
UTILITY PLANT, at original cost:
  Electric                                     $  1,098,957  $ 1,091,349
  Gas                                             142,211      141,646
                                                  1,241,168    1,232,995
  Less accumulated provision for depreciation     567,507      557,631
                                                  673,661      675,364
  Construction work in progress                   34,504       32,241
    Net utility plant                             708,165      707,605

OTHER INVESTMENTS AND PROPERTY:
  Investments in leveraged leases                 35,355       42,964
  Investments in partnerships and
  limited liability corporations                  18,751       19,076
  Environmental improvement funds
  held by trustee                                 4,139        4,102
  Notes receivable                                21,849       21,404
  Nonutility property and other                   16,736       14,624
    Total other investments and property          96,830       102,170

CURRENT ASSETS:
  Cash and cash equivalents                       28,784       5,827
  Temporary investments, at market                2,610        749
  Receivables, less allowance of $443
  and $328, respectively                          53,305       52,496
  Accrued unbilled revenues                       17,190       22,320
  Inventories                                     30,571       32,930
  Current regulatory assets                       8,885        11,749
  Other current assets                            2,935        3,250
    Total current assets                          144,280      129,321

OTHER ASSETS:
  Unamortized premium on reacquired debt          4,585        4,704
  Postretirement benefits other than pensions     2,693        3,263
  Demand side management programs                 24,468       24,467
  Allowance inventory                             2,093        2,093
  Deferred charges                                16,418       16,273
    Total other assets                            50,257       50,800

TOTAL                                          $  999,532    $ 989,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                               1998          1997
                                               (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                   $  78,258     $ 78,258
Retained Earnings                                 280,104      270,828
  Total common shareholders' equity               358,362      349,086
Cumulative Nonredeemable Preferred
Stock of Subsidiary                               11,090       11,090
Cumulative Redeemable Preferred
Stock of Subsidiary                               7,500        7,500
Cumulative Special Preferred
Stock of Subsidiary                               924          924
Long-Term Debt, net of current maturities         272,037      273,707
Long-Term Partnership Obligations,
net of current maturities                         2,711        2,424
  Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)                   652,624      644,731

CURRENT LIABILITIES:
Current Portion of Adjustable Rate
Bonds Subject to Tender                           53,700       31,500
Current Maturities of Long-Term Debt,
Interim Financing and Long-Term
Partnership Obligations:
  Maturing long-term debt                         12,400       12,695
  Notes payable                                   13,946       41,368
  Partnership obligations                         213          2,139
    Total current maturities of long-term
    debt, interim financing and long-term
    partnership obligations                       26,559       56,202

Other Current Liabilities:
  Accounts payable                                33,915       47,741
  Dividends payable                               123          123
  Accrued taxes                                   24,048       5,868
  Accrued interest                                8,354        5,216
  Refunds to customers                            1,247        1,155
  Other accrued liabilities                       25,223       17,866
    Total other current liabilities               92,910       77,969
    Total current liabilities                     173,169      165,671

OTHER LIABILITIES:
  Accumulated deferred income taxes               139,898      146,218
  Accumulated deferred investment tax
  credits, being amortized over lives
  of property                                     19,887       20,249
  Postretirement benefits other than pensions     12,321       11,271
  Other                                           1,633        1,756
    Total other liabilities                       173,739      179,494

TOTAL                                          $  999,532    $ 989,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                CONSOLIDATED  STATEMENTS OF CAPITALIZATION
                                (Unaudited)
                                               March 31,     December 31,
                                               1998          1997
                                               (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 23,630,568 shares    $  78,258     $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock      280,104      270,828
  Total common shareholders' equity               358,362      349,086

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
800,000 shares issuable, in series:
Nonredeemable
  4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                      8,590        8,590
  4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                      2,500        2,500
    Total nonredeemable preferred stock
    of subsidiary                                 11,090       11,090
Redeemable
  6.50% Series, outstanding 75,000 shares
  redeemable at $100 per share
  December 1, 2002                                7,500        7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized
5,000,000 shares,issuable in series:
8-1/2% series, outstanding 9,237
shares, redeemable at $100 per share              924          924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                              216,515      238,420
Notes payable                                     56,223       36,000
Unamortized debt premium and discount, net        (701)        (713)
  Total long-term debt                            272,037      273,707

LONG-TERM PARTNERSHIP OBLIGATIONS,
NET OF CURRENT MATURITIES                         2,711        2,424

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2025, Series A, presently 3.65%                31,500       31,500
   2030, Series C, presently 3.70%                22,200       -
                                                  53,700       31,500

TOTAL CAPITALIZATION, including bonds
subject to tender                              $  706,324    $ 676,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                (Unaudited)
                                               Three Months Ended
                                               March 31,
                                               1998          1997
                                               (in thousands)
Balance Beginning of Period                    $  270,828    $ 252,626
Net Income                                        16,426       13,113
                                                  287,254      265,739
Common Stock Dividends ($0.3025 per
share in 1998 and $0.2950 per share in 1997)      7,150        6,979
Balance End of Period (See Consolidated
Statements of Capitalization
for restriction)                               $  280,104    $ 258,760

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY, INC.
                           STATEMENTS OF INCOME
                                (Unaudited)
                                               Three Months Ended
                                               March 31,
                                               1998          1997
(in thousands except per share amounts)
OPERATING REVENUES:
   Electric                                    $  65,227     $ 64,876
   Gas                                            29,918       33,857
     Total operating revenues                     95,145       98,733

OPERATING EXPENSES:
   Fuel for electric generation                   15,794       14,723
   Purchased electric energy                      1,686        1,929
   Cost of gas sold                               20,258       25,002
   Other operation expenses                       13,810       13,249
   Maintenance                                    5,409        6,224
   Depreciation and amortization                  10,632       10,029
   Federal and state income taxes                 7,640        7,216
   Property and other taxes                       3,497        3,312
     Total operating expenses                     78,726       81,684

OPERATING INCOME                                  16,419       17,049
OTHER INCOME:
   Allowance for other funds used
   during construction                            (5)          101
   Interest                                       67           133
   Other, net                                     1,599        668
     Total other income                           1,661        902

INCOME BEFORE INTEREST AND OTHER CHARGES          18,080       17,951
INTEREST AND OTHER CHARGES:
   Interest on long-term debt                     4,806        4,512
   Amortization of premium, discount,
   and expense on debt                            168          168
   Other interest                                 412          384
   Allowance for borrowed funds used
   during construction                            (343)        (99)
     Total interest and other charges             5,043        4,965

NET INCOME                                        13,037       12,986
   Preferred dividend                             274          274
EARNINGS APPLICABLE TO COMMON STOCK            $  12,763     $ 12,712

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Three Months Ended
                                               March 31,
                                               1998          1997
                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                   $  13,037     $ 12,986
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 10,632       10,029
    Deferred income taxes and investment tax
    credits, net                               (721)           (739)
    Allowance for other funds used
    during construction                           5            (101)
      Change in assets and liabilities:
        Receivables, net (including accrued
        unbilled revenues)                        7,649        13,599
        Inventories                               2,911        6,646
        Accounts payable                          (12,697)     (11,013)
        Accrued taxes                             10,922       8,270
        Refunds from gas suppliers                (297)        (648)
        Refunds to customers                      389          (1,409)
        Other assets and liabilities              12,739       11,641
     Net cash provided by operating activities    44,569       49,261

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)           (11,160)     (8,889)
  Demand side management program expenditures     (152)        (618)
  Other                                           (38)         (85)
    Net cash used in investing activities         (11,350)     (9,592)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                  (7,423)      (7,246)
  Change in environmental improvement
  funds held by trustee                           (37)         (69)
  Change in long-term notes payable               20,000       -
  Change in current notes payable                 (41,829)     (18,000)
  Other                                           131          125
    Net cash used in financing activities         (29,158)     (25,190)

NET INCREASE IN CASH AND CASH EQUIVALENTS         4,061        14,479

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             1,114        3,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  5,175      $ 17,606

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                               1998          1997
                                               (in thousands)
ASSETS
UTILITY PLANT, at original cost:
  Electric                                     $  1,098,957    $1,091,349
  Gas                                             142,212      141,646
                                                  1,241,169    1,232,995
  Less accumulated provision for depreciation     567,507      557,631
                                                  673,662      675,364
  Construction work in progress                   34,504       32,241
    Net utility plant                             708,166      707,605

OTHER INVESTMENTS AND PROPERTY:
  Environmental improvement funds
  held by trustee                                 4,139      4,102
  Nonutility property and other                   1,552        1,552
    Total other investments and property          5,691        5,654

CURRENT ASSETS:
  Cash and cash equivalents                       5,175        1,114
  Receivables, less allowance of $406 and
  $328, respectively                              31,957       32,281
  Notes Receivable                                112          -
  Accrued unbilled revenues                       17,190       22,320
  Inventories                                     29,593       32,504
  Current regulatory assets                       8,885        11,749
  Other current assets                            1,710        1,443
    Total current assets                          94,622       101,411

OTHER ASSETS:
  Unamortized premium on reacquired debt          4,585        4,704
  Postretirement benefits other than pensions     2,693        3,263
  Demand side management program                  24,468       24,467
  Allowance inventory                             2,093        2,093
  Deferred charges                                15,156       15,266
    Total other assets                            48,995       49,793

TOTAL                                          $   857,474   $  864,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                               1998          1997
                                               (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                   $  78,258     $ 78,258
Retained Earnings                                 234,184      228,570
  Total common shareholders' equity               312,442      306,828
Cumulative Nonredeemable Preferred
Stock of Subsidiary                               11,090       11,090
Cumulative Redeemable Preferred
Stock of Subsidiary                               7,500        7,500
Cumulative Special Preferred
Stock of Subsidiary                               924          924
Long-Term Debt, net of current maturities         236,814      238,707
  Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)                   568,770      565,049

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds
Subject to Tender                                 53,700       31,500
Current Maturities of Long-Term Debt and
Interim Financing:
  Maturing long-term debt                         12,400       12,695
  Notes payable                                   627          31,643
  Notes payable to Associated Company             10,072       20,886
    Total current maturities of long-term debt
    and interim financing                         23,099       65,224

Other Current Liabilities:
  Accounts payable                                14,369       27,066
  Dividends payable                               123          123
  Accrued taxes                                   16,847       5,925
  Accrued interest                                7,822        4,635
  Refunds to customers                            1,247        1,155
  Other accrued liabilities                       22,430       16,018
    Total other current liabilities               62,838       54,922
    Total current liabilities                     139,637      151,646

OTHER LIABILITIES:
  Accumulated deferred income taxes               115,226      114,493
  Accumulated deferred investment tax
  credits, being amortized over
  lives of property                               19,887       20,249
  Postretirement benefits other than pensions     12,321       11,271
  Other                                           1,633        1,755
    Total other liabilities                       149,067      147,768

TOTAL                                          $  857,474    $ 864,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       STATEMENTS OF CAPITALIZATION
                                (Unaudited)
                                               March 31,     December 31,
                                               1998          1997
                                               (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 15,754,826 shares    $  78,258     $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock      234,184      228,570
   Total common shareholders' equity              312,442      306,828

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
 800,000 shares issuable, in series:
Nonredeemable
  4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                      8,590        8,590
  4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                      2,500        2,500
    Total nonredeemable preferred
    stock of subsidiary                           11,090       11,090
Redeemable
  6.50% Series, outstanding 75,000 shares
  redeemable at $100 per share
  December 1, 2002                                7,500      7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized
5,000,000 shares, issuable in series:
8-1/2% series, outstanding 9,237
shares, redeemable at $100 per share              924          924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                              216,515      238,420
Notes payable                                     21,000       1,000
Unamortized debt premium and discount, net        (701)        (713)
  Total long-term debt                            236,814      238,707

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
  2025, Series A, presently 3.65%                 31,500       31,500
  2030, Series C, presently 3.70%                 22,200       -
                                                  53,700       31,500

TOTAL CAPITALIZATION, including bonds
subject to tender                              $  622,470    $ 596,549

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                      STATEMENTS OF RETAINED EARNINGS
                                (Unaudited)

                                               Three Months Ended
                                               March 31,
                                               1998            1997
                                               (in thousands)
Balance Beginning of Period                    $  228,570    $ 213,688
Net Income                                        13,037       12,986
                                                  241,607      226,674
Preferred Stock Dividends                         274          274
Common Stock Dividends                            7,149        6,979
                                                  7,423        7,253
Balance End of Period (See Consolidated
Statements of Capitalization for restriction)  $  234,184    $ 219,421

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

  SIGCORP, Inc. (SIGCORP) is a holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has nine wholly-owned subsidiaries:
Southern Indiana Gas and Electric Company (SIGECO), which accounts for over 90% of SIGCORP's net income, a gas and electric utility, and eight nonregulated subsidiaries.

2.   General

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1997 Annual Report to Shareholders.
  The consolidated statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries, Southern Indiana Gas and Electric Company (SIGECO), Southern Indiana Properties, Inc. (SIPI), Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), ComSource, Inc. (ComSource), SIGCORP Energy Services, Inc. (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP Communications, Inc. (Communications) and SIGCORP Fuels, Inc. (Fuels) and include all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the three months ending March 31, 1998 should not be taken as an indication for all or any part of the balance of 1998.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP and SIGECO consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGCORP, for the three months ended March 31, 1998 and 1997 paid interest (net of amounts capitalized) of $1,781,000 and $1,893,000, respectively, and income taxes of $15,000 and $749,000, respectively. Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $2,924,000 and $4,563,000 at March 31, 1998 and December 31, 1997,
respectively.
  SIGECO, for the three months ended March 31, 1998 and 1997 paid interest (net of amounts capitalized) of $1,688,000 and $1,752,000, respectively, and income taxes of $745,000 and $745,000, respectively.

4.   Long-Term Debt

  On March 25, 1998 SIGECO refunded the following four tax-exempt bond issues:

  *  1985 Series B Adjustable Rate Pollution Control
Bonds, $31,500,000, presently at 4.05% interest rate, due
2015
  *  1973 Series A Fixed Rate Pollution Control Bonds,
$4,640,000, at 5.6% interest rate, due 2003
  *  1978 Series A Fixed Rate Pollution Control Bonds,
$22,000,000, at a 6.05% interest rate, due 2008
  *  1983 Series A Adjustable Rate Pollution control
Bonds, $22,200,000, presently at a 4.65% interest rate, due
2028

     The above issues were refunded with following bond issues:

  *  1998 Series A Adjustable Rate Pollution Control
Bonds, $31,500,000, presently at a 3.65% interest rate, due
2025
  *  1998 Series B Fixed Rate Pollution Control Bonds,
$4,640,000,  presently at a 4.4% interest rate, due 2020
  *  1998 Series B Fixed Rate Pollution Control Bonds,
$22,000,000, presently at a 4.4% interest rate, due 2030
  *  1998 Series C Adjustable Rate Pollution Control
Bonds, $22,200,000, presently at a 3.7% interest rate, due
2030

  The interest rates on the 1998 Series A and C Adjustable Rate Pollution Control Bonds are fixed through February 28, 1999. The interest rates on the Series B Fixed Rate Pollution Control Bonds are fixed through February 28, 2003. The Series A and C Adjustable Rate Pollution Control Bonds are subject to tender on March 1, 1999 and accordingly, are presented as current liabilities on the financial statements. The Series B Fixed Rate Pollution Control Bonds are subject to tender March 1, 2003.
  In January 1998, SIGECO borrowed $20 million under a floating rate long term bank note, due April 1, 1999, and refunded an equal amount of short-term bank notes. The interest rate, presently 6.3% will be reset every 90 days based upon the 90-day LIBOR plus 62.5 basis points

5.   Earnings Per Share

     The following table illustrates the basic and diluted earnings per share calculations.

                   Three Months Ended        Three Months Ended
         March 31, 1998          March 31, 1997
              Net              Per Share  Net                Per Share
              Income   Shares  Amount     Income   Shares    Amount
              (in thousands except for per share amounts)
Basic EPS     $16,426  23,631  $0.70      $13,113  23,631    $0.55

Effect of
dilutive
securities                 96                          44
Diluted EPS   $16,426  23,727  $0.69      $13,113  23,675    $0.55

   Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined using the treasury stock method for dilutive stock options.

6. Comprehensive Income

   Effective January 1, 1998, SIGCORP adopted Statement of
Financial Accounting Standards No. 130, "Reporting
Comprehensive Income", which requires expanded disclosures regarding financial results.
   The following table is presented to comply with this new standard:

                               Three Months Ended
                                   March 31, 1998      March 31, 1997
                                   (in thousands)
Net Income                         $ 16,426            $ 16,426
Unrealized gains or losses on
marketable securities                     -                    -
Comprensive income                 $ 16,426            $ 16,426

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

This discussion includes forward looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to the term "anticipate", "expect", "potential", "estimate" and similar words, and actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric and gas utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes including revised environmental requirements, availability and cost of capital, and other similar factors.

RESULTS OF OPERATIONS

Basic earnings per share were $.70 for the three month period ending March 31, 1998 compared to basic earnings of $.55 per share for the first quarter of 1997. The factors effecting the $.15 increase in earnings follow:

Period ended March 31, 1997                       $.55
Weather                                           (.05)
Electric sales to other utilities
and power marketers                               .02
Nonregulated gas energy services and
 nonutility operations                            .15
Other (customer growth, etc.)                     .03
Period ended March 31, 1998                       $.70

REVENUES Electric revenues were $400,000 higher during the first quarter of 1998 compared to the same period a year ago due primarily to an increase in electric sales. The revenue impact of the increase in sales was substantially offset by lower per unit fuel costs reflected in revenue and a less favorable sales mix. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments. The sales increase was primarily attributed to a 17% increase in wholesale sales combined with 9% greater sales to industrial customers during the current quarter. The increase in wholesale electric sales, which typically have lower per unit margins than retail sales, was primarily due to 39% greater sales to other utilities and power marketers reflecting SIGECO's competitive rates and continuing efforts to aggressively sell its electric energy in new markets. Warmer winter temperatures during the current quarter caused residential electric sales to decline 5%.

Fewer sales to all customer classes was the chief cause of a $3.9 million (12%) decrease in gas revenues during the quarter ended March 31, 1998. Winter temperatures were 21% warmer than normal and 14% warmer than a year ago, as measured in "heating degree days", in SIGECO's service area, causing weather-sensitive residential gas sales to decrease 13%. Sales to commercial and industrial customers declined 18% in total, when fewer SIGECO transportation customers purchased their gas supplies from SIGECO than during the first quarter of 1997. A 23% increase in transported gas volumes resulted in a decline of only 2% in total gas throughput (sales and transportation), reflecting greater usage by SIGECO's commercial and industrial customers during the current period. Additionally, a 5% decrease in per unit gas costs caused a $1.0 million decrease in gas revenues. Changes in the cost of gas are passed on to customers through commission approved gas cost adjustments.

The greater activity of SIGCORP's natural gas marketing subsidiary, SIGCORP Energy Services, whose revenues were up
$36.4 million, was the primary reason for a $37.1 million increase in energy services and other nonregulated revenues during the quarter ending March 31, 1998.

OPERATING EXPENSES Due to lower per unit fuel costs, total costs for fuel for electric generation and purchased electric energy decreased slightly during the three month period ending March 31, 1998, despite a 6% increase in total electric sales. Cost of gas sold declined $4.7 million (19%) during the first quarter of 1998 reflecting 15% lower sales in the quarter. The cost of energy services and other revenues, which was chiefly the cost of natural gas purchased for resale by Energy, increased $36.9 million during the current quarter, compared to the same period in 1997. Other operation and maintenance expenses during the first quarter of 1998 were comparable in total to the same period a year ago due primarily to lower electric generating plant maintenance expenditures and decreases in various administrative and general expenses, which offset higher generating plant operation expenses and higher customer assistance program costs and expenses related to efforts to prepare for competition.

INTEREST AND OTHER CHARGES Total interest and other charges declined $3.3 million during the three months ending March 31, 1998, compared to the first quarter of 1997, due to substantially greater other nonutility income, which included a $2.9 million after-tax gain on the sale of Southern Indiana Properties' ownership interest in a paper mill, the first quarter of operation of the company's SIGCORP Fuels subsidiary which mines and markets coal, and improved results of other nonutility subsidiaries.
Increases in total interest expense reflected increased financial investment activities by Southern Indiana Properties, Inc. and the related costs.

EARNINGS Earnings per share for the first quarter of 1998 rose $.15 (27%) compared to the same period in 1997 due primarily to the improved nonutility income. The impacts of increased electric sales to other utilities and power marketers and higher margins were offset by lower weather-sensitive gas and electric sales.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures
(excluding allowance for other funds used during construction) and DSM program expenditures incurred during the quarter ending March 31, 1998 totaled $11.3 million and were fully funded with internally generated cash. Cash provided from operations decreased $2.9 million during the current three month period compared to the same period in 1997. Cash used in investing and financing activities during 1998 decreased $15.3 million compared to a year ago.

SIGCORP estimates that SIGECO's construction expenditures for the five year period 1998-2002 will total approximately $315 million, including approximately $15 million to complete several comprehensive information systems which are necessary to fulfill expanding customer service needs and to better manage SIGECO's resources, and approximately $5 million to develop and implement DSM programs, but exclude construction expenditures that may be required to comply with new USEPA air quality standards discussed in "Environmental Matters" in Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1997 Form 10-K which could range from estimates of $10 million to $90 million.

FINANCING ACTIVITIES Financing activity during the first quarter of 1998 included a $20 million increase in long-term notes payable to refund $20 million of SIGECO's short-term notes payable. Additionally, SIGECO refunded $80.3 million of tax-exempt bond issues with an equal amount of tax-exempt bonds (see Note 4 of the Notes to Consolidated Financial Statements in this filing) which will reduce total interest expense on a present value basis by $8.5 million over the remaining lives of the original bond issues.

SIGCORP expects the majority of the construction requirements and an estimated $66 million in debt security redemptions to be provided by internally generated funds.
External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt. These estimates do not reflect construction expenditures that may be required to comply with new USEPA air quality standards.

                PART TWO - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
        Holders

     (a) The annual meeting of shareholders was held at 3:00 P.M. (CDT) on April 28, 1998, with the following actions taken:

     (b) The following three individuals were re-elected as directors of SIGECO for three year terms:
Andrew E. Goebel, Donald A. Rausch and Richard W. Shymanski.

     The appointment of Arthur Andersen LLP as independent auditors of SIGCORP, Inc. for 1998 was ratified.

     (c) The following table shows the voting results as to each matter considered by the shareholders:

Item 1:  Vote for Election of Directors
Total Votes Cast:  19,947,772

Nominee                  Votes For         Votes Withheld

Andrew E. Goebel         19,771,834        175,938
Donald A. Rausch         19,748,159        199,613
Richard W. Shymanski     19,764,027        183,745

Item 2:  Ratification of Appointment of Auditors
Total Votes Cast:  19,947,720

For                      Against           Abstain
19,524,044               79,791            343,885


Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         On March 6, 1998, SIGCORP, Inc. filed with
 Form 8-K the following:

         - SIGCORP, Inc.'s audited consolidated financial statements for the year ended December 31, 1997;
         - computation of ratio of earnings to fixed charges (1993 - 1997),
         - computation of ratio of earnings to fixed charges and preferred dividends; and,
         -   consent of independent public accountants,

         in conjunction with the refinancing of certain of SIGECO's tax-exempt pollution control bonds.



<page 20>
                         SIGNATURES

         Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIGCORP, Inc
                                  (Registrant)


                                  T. L. Burke
                                  T. L. Burke
                                  Secretary and Treasurer
Date      May 15, 1998

                                 SOUTHERN INDIANA GAS AND
                                 ELECTRIC COMPANY


                                 S. M. Kerney
                                 S. M. Kerney
                                 Controller
Date      May 15, 1998