Form 10-Q
period 1998-09-30
SIGCORP INC
filed 1998-11-17
CIK 945372

SIGCORP, Inc.

     AND

     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


     TABLE OF CONTENTS




                                                                       Page No.

     PART I. FINANCIAL INFORMATION:


             Item 1: Financial Statements


                     SIGCORP, Inc.


                     Consolidated Statements of Income                    2


                     Consolidated Statements of Cash Flows                3


                     Consolidated Balance Sheets                        4-5


                     Consolidated Statements of Capitalization            6


                     Consolidated Statements of Retained Earnings         7


                     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


                     Statements of Income                                 8


                     Statements of Cash Flows                             9


                     Balance Sheets                                   10-11


                     Statements of Capitalization                        12


                     Statements of Retained Earnings                     13


             NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.

             AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY            14-15


             Item 2: Management's Discussion and Analysis of Results

                     of Operations and Financial Condition            16-20


                     SIGCORP, Inc. AND SOUTHERN INDIANA GAS

                     AND ELECTRIC COMPANY


     Part II.OTHER INFORMATION


             Item 4: Submission of Matters to a Vote

                      of Security Holders                                21


             Item 5: Other information                                   21


             Item 6: Exhibits and Reports on Form 8-K                    21


             Signatures                                                  22




                                    SIGCORP, Inc.

                         CONSOLIDATED  STATEMENTS OF INCOME

                                     (Unaudited)

                                      Three Months Ended  Nine Months Ended

                                      September 30,       September 30,

                                      1998      1997      1998      1997

                                      (in thousands except per share amounts)


     OPERATING REVENUES:

       Electric utility               $ 87,928  $ 84,169  $230,681  $211,267

       Gas utility                       5,431     9,189    45,643    56,223

       Energy services and other        40,676    15,437   132,087    34,485

         Total operating revenues      134,035   108,795   408,411   301,975


     OPERATING EXPENSES:

       Fuel for electric generation     19,500    17,952    51,970    47,703

       Purchased electric energy         5,286     6,846    12,693    11,886

       Cost of gas sold                  1,102     2,824    26,743    34,096

       Cost of energy services

       and other                        39,731    14,898   128,757    33,488

       Other operation expenses         15,748    13,199    49,877    43,928

       Maintenance                       7,433     5,571    24,298    19,599

       Depreciation and amortization    10,700    10,089    32,074    30,246

       Property and other taxes          2,978     2,789     9,938     9,464

         Total operating expenses      102,478    74,168   336,350   230,410


     OPERATING INCOME                   31,557    34,627    72,061    71,565

     INTEREST AND OTHER CHARGES:

       Interest on long-term debt        5,005     4,482    15,423    13,509

       Interest expense on

       short-term debt                     709     1,094     1,964     2,674

       Amortization of premium,

       discount and expense on debt        169       168       506       503

       Allowance for funds used

       during construction                (210)     (402)     (927)     (875)

       Preferred dividend requirements

       of subsidiary                       274       274       823       823

       Interest income                  (1,493)   (1,205)   (4,445)   (2,802)

       Other, net                         (879)     (776)   (6,042)   (1,770)

         Total interest and

         other charges                   3,575     3,635     7,302    12,062


     INCOME BEFORE INCOME TAXES         27,982    30,992    64,759    59,503


     Federal and state income taxes     10,106    11,045    21,451    20,179

     NET INCOME                       $ 17,876  $ 19,947  $ 43,308  $ 39,324

     AVERAGE COMMON SHARES

      OUTSTANDING                       23,631    23,631    23,631    23,631

     BASIC EARNINGS PER SHARE

      OF COMMON STOCK                    $0.76     $0.84     $1.83     $1.66

     DILUTED EARNINGS PER SHARE

      OF COMMON STOCK                    $0.75     $0.84     $1.82     $1.66


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                    SIGCORP, Inc.

                       CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                          Nine Months Ended

                                                          September  30,

                                                          1998      1997

                                                          (in thousands)


     CASH FLOWS FROM OPERATING ACTIVITIES

       Net Income                                         $ 43,308  $ 39,324

       Adjustments to reconcile net income to net cash

       provided by operating activities:

         Depreciation and amortization                      32,074    30,246

         Preferred dividend requirements of subsidiary         823       823

         Deferred income taxes and investment

         tax credits, net                                   (7,502)   (1,903)

         Allowance for other funds used

         during construction                                    73      (430)

         Change in assets and liabilities:

          Receivables, net (including accrued

          unbilled revenues)                                 7,703    16,482

          Inventories                                      (11,465)   (2,167)

          Accounts payable                                  (9,583)  (13,894)

          Accrued taxes                                      1,800      (317)

          Refunds from gas suppliers                          (364)     (301)

          Refunds to customers                                 761     5,702

          Other assets and liabilities                      12,847    (3,369)

          Net cash provided by operating activities         70,475    70,196


     CASH FLOWS FROM INVESTING ACTIVITIES

        Construction expenditures (net of allowance for

        other funds used during construction)              (32,098)  (39,950)

        Demand side management program expenditures         (1,150)   (2,003)

        Sale of leveraged lease investment                   7,323         -

        Purchases of investments                            (1,940)     (323)

        Sale of investments                                     80       160

        Investments in partnerships and

        other corporations                                  (2,979)      (80)

        Change in nonutility property                        1,395    (5,145)

        Other                                                   20       207

          Net cash used in investing activities            (29,349)  (47,134)


     CASH FLOWS FROM FINANCING ACTIVITIES

        First mortgage bonds                               (14,000)        -

        Dividends paid                                     (22,268)  (23,237)

        Reduction in preferred stock

        and long-term debt                                    (116)        -

        Change in environmental improvement

        funds held by trustee                                 (153)     (158)

        Payments on partnership obligations                 (2,205)   (2,276)

        Change in long-term notes payable                    3,476     1,793

        Other                                                 (103)    1,844

          Net cash used in financing activities            (35,369)  (22,034)


     NET INCREASE IN CASH  AND CASH EQUIVALENTS              5,757     1,028

     CASH AND CASH EQUIVALENTS AT

       BEGINNING OF PERIOD                                   5,827     9,192

     CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 11,584  $ 10,220


     The accompanying notes to Consolidated Financial Statements are an integral part of these statements.





                                    SIGCORP, Inc.

                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)


                                                    September 30,  December 31,

                                                    1998           1997

                                                    (in thousands)


     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                     $1,142,559     $1,091,349

       Gas                                             150,318        141,646

                                                     1,292,877      1,232,995

       Less accumulated provision for depreciation     585,579        557,631

                                                       707,298        675,364

       Construction work in progress                     2,227         32,241

         Net utility plant                             709,525        707,605

     OTHER INVESTMENTS AND PROPERTY:

       Investments in leveraged leases                  35,641         42,964

       Investments in partnerships and

       other corporations                               21,936         19,076

       Environmental improvement funds

       held by trustee                                   4,255          4,102

       Notes receivable                                 16,937         21,404

       Nonutility property and other                    17,696         14,624

         Total other investments and property           96,465        102,170

     CURRENT ASSETS:

       Cash and cash equivalents                        11,584          5,827

       Temporary investments, at market                    812            749

       Receivables, less allowance of $2,478

       and $328, respectively                           48,553         52,496

       Accrued unbilled revenues                        18,559         22,320

       Inventories                                      44,920         32,930

       Current regulatory assets                         8,933         11,749

       Other current assets                              2,192          3,250

         Total current assets                          135,553        129,321

     OTHER ASSETS:

       Unamortized premium on reacquired debt            4,345          4,704

       Postretirement benefits other than pensions       1,663          3,263

       Demand side management programs                  25,165         24,467

       Allowance inventory                               2,093          2,093

       Deferred charges                                 16,200         16,273

         Total other assets                             49,466         50,800

     TOTAL                                          $  991,009     $  989,896

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     <contents>
                                    SIGCORP, Inc.
                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)
                                                    September 30,  December 31,
                                                    1998           1997
                                                    (in thousands)

     SHAREHOLDERS' EQUITY AND LIABILITIES
     CAPITALIZATION:

     Common Stock                                   $ 78,258       $ 78,258
     Retained Earnings                               292,698        270,828
       Total common shareholders' equity             370,956        349,086
     Cumulative Nonredeemable Preferred
      Stock of Subsidiary                             11,090         11,090
     Cumulative Redeemable Preferred
     Stock of Subsidiary                              7,500          7,500
     Cumulative Special Preferred Stock
      of Subsidiary                                      808            924
     Long-Term Debt, net of current maturities       249,541        273,707
     Long-Term Partnership Obligations,
      net of current maturities                          715          2,424
       Total capitalization, excluding bonds
       subject to tender (see Consolidated
       Statements of Capitalization)                 640,610        644,731

     CURRENT LIABILITIES:
     Current Portion of Adjustable Rate
      Bonds Subject to Tender                         53,700         31,500
     Current Maturities of Long-Term Debt,
      Interim Financing and Long-Term
      Partnership Obligations:
        Maturing long-term debt                          400         12,695
        Notes payable                                 44,637         41,368
        Partnership obligations                        1,642          2,139
          Total current maturities of long-term
          debt, interim financing and long-term
          partnership obligations                     46,679         56,202

     Other Current Liabilities:
       Accounts payable                              38,158         47,741
        Dividends payable                                120            123
        Accrued taxes                                  7,669          5,868
        Accrued interest                               6,628          5,216
        Refunds to customers                           1,553          1,155
        Other accrued liabilities                     21,375         17,866
          Total other current liabilities             75,503         77,969
          Total current liabilities                  175,882        165,671

     OTHER LIABILITIES:
        Accumulated deferred income taxes            139,801        146,218
        Accumulated deferred investment tax credits,
        being amortized over lives of property        19,164         20,249
        Postretirement benefits other than pensions   13,851         11,271
        Other                                          1,701          1,756
          Total other liabilities                    174,517        179,494

     TOTAL                                          $991,009       $989,896

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    SIGCORP, Inc.
                     CONSOLIDATED  STATEMENTS OF CAPITALIZATION
                                     (Unaudited)
                                                    September 30,  December 31,
                                                    1998           1997
                                                    (in thousands)
     COMMON SHAREHOLDERS' EQUITY
     Common stock, without par value, authorized
     50,000,000 shares, issued 23,630,568 shares    $ 78,258       $ 78,258
     Retained earnings, $2,194,121 restricted as
     to payment of cash dividends on common stock    292,698        270,828
        Total common shareholders equity            370,956        349,086
     PREFERRED STOCK OF SUBSIDIARY
     Cumulative, $100 par value, authorized
      800,000 shares issuable, in series:
     Nonredeemable
       4.8% Series, outstanding 85,895 shares,
       callable at $110 per share                      8,590          8,590
       4.75% Series, outstanding 25,000 shares,
       callable at $101 per share                      2,500          2,500
         Total nonredeemable preferred stock
         of subsidiary                                11,090         11,090
     Redeemable
       6.50% Series, outstanding 75,000 shares
       redeemable at $100 per share
      December 1, 2002                                 7,500          7,500
     SPECIAL PREFERRED STOCK OF SUBSIDIARY
     Cumulative, no par value, authorized 5,000,000 shares,
     issuable in series: 8-1/2% series, outstanding 8,077
     shares, redeemable at $100 per share                808            924
     LONG-TERM DEBT, NET OF CURRENT MATURITIES
     First mortgage bonds                            214,515        238,420
     Notes payable                                    36,205         36,000
     Unamortized debt premium and discount, net       (1,179)          (713)
       Total long-term debt                          249,541        273,707

     LONG-TERM PARTNERSHIP OBLIGATIONS,
      NET OF CURRENT MATURITIES                          715          2,424
     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
      CONTROL BONDS SUBJECT TO TENDER, DUE
         2025, Series A, presently 3.65%              31,500         31,500
         2030, Series C, presently 3.70%              22,200              -
                                                      53,700         31,500
     TOTAL CAPITALIZATION, including bonds
      subject to tender                             $694,310       $676,231

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    SIGCORP, Inc.
                    CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                     (Unaudited)
                                                    Nine Months Ended
                                                    September 30,
                                                    1998           1997
                                                    (in thousands)
     Balance Beginning of Period                    $270,828       $252,626
     Net Income                                       43,308         39,324
                                                     314,136        291,950
     Common Stock Dividends ($0.9075 per share
      in 1998 and $0.8850 per share in 1997)          21,438         20,960
     Balance End of Period (See Consolidated
     Statements of Capitalization for restriction)  $292,698       $270,990

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY, INC.
                         CONSOLIDATED  STATEMENTS OF INCOME
                                     (Unaudited)

                                       Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                       1998      1997      1998       1997
                                       (in thousands except per share amounts)
     OPERATING REVENUES:
       Electric utility                $87,929   $84,167   $230,682   $211,267
       Gas utility                       5,430     9,190     45,644     56,223
         Total operating revenues       93,359    93,357    276,326    267,490
     OPERATING EXPENSES:
       Fuel for electric generation     20,551    17,952     54,449     47,703
       Purchased electric energy         5,286     6,847     12,693     11,886
       Cost of gas sold                  1,101     2,824     26,743     34,096
       Other operation expenses         14,164    12,358     44,261     40,405
       Maintenance                       7,402     5,536     24,182     19,479
       Depreciation and amortization    10,632    10,029     31,897     30,087
       Federal and state income taxes    9,926    11,340     22,094     22,374
       Property and other taxes          2,921     2,748      9,696      9,226
         Total operating expenses       71,983    69,634    226,015    215,256

     OPERATING INCOME                   21,376    23,723     50,311     52,234

     OTHER INCOME:
       Allowance for other funds used
       during construction                 (65)      169        (73)       430
       Interest                            107       158        268        406
       Other, net                           65       110      1,559        753
         Total other income                107       437      1,754      1,589
     INCOME BEFORE INTEREST AND
      OTHER CHARGES                     21,483    24,160     52,065     53,823

     INTEREST AND OTHER CHARGES:
       Interest on long-term debt        4,165     4,482     13,290     13,509
       Amortization of premium,
       discount and expense on debt        169       167        506        503
       Other interest                      720       429      1,669      1,064
       Allowance for borrowed funds
       used during construction           (275)     (233)    (1,000)      (445)
         Total interest and
         other charges                   4,779     4,845     14,465     14,631

     NET INCOME                         16,704    19,315     37,600     39,192
       Preferred dividend                  275       275        823        823
     EARNINGS APPLICABLE TO
      COMMON STOCK                     $16,429   $19,040  $ 36,777   $ 38,369

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                       Nine Months Ended
                                                       September 30,
                                                       1998       1997
                                                       (in thousands)
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income                                      $37,600    $39,192
       Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                  31,897     30,087
         Deferred income taxes and investment
         tax credits, net                               (1,242)    (2,177)
         Allowance for other funds used
         during construction                                73       (430)
         Change in assets and liabilities:
           Receivables, net (including accrued
           unbilled revenues)                            7,645     18,759
           Inventories                                 (11,242)    (2,117)
           Accounts payable                             (4,812)   (14,863)
           Accrued taxes                                  (788)      (351)
           Refunds from gas suppliers                     (364)      (301)
           Refunds to customers                            761      5,702
           Other assets and liabilities                 11,922     (4,651)
         Net cash provided by operating activities      71,450     68,850
     CASH FLOWS FROM INVESTING ACTIVITIES
       Construction expenditures (net of allowance for
       other funds used during construction)           (32,098)   (39,950)
       Demand side management program expenditures      (1,150)    (2,003)
       Other                                            (1,728)      (285)
         Net cash used in investing activities         (34,976)   (42,238)
     CASH FLOWS FROM FINANCING ACTIVITIES
       First mortgage bonds                            (14,000)         -
       Dividends paid                                  (22,268)   (23,236)
       Change in environmental improvement
       funds held by trustee                              (153)      (158)
       Change in long-term notes payable                   475        967
       Other                                              (109)       390
         Net cash used in financing activities         (36,055)   (22,037)

     NET INCREASE IN CASH AND CASH EQUIVALENTS             419      4,575

     CASH AND CASH EQUIVALENTS AT
       BEGINNING OF PERIOD                               1,114      3,127

     CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 1,533    $ 7,702

     The accompanying notes to Consolidated Financial Statements are an integral part of these statements.


                      SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                   BALANCE SHEETS
                                     (Unaudited)

                                                   September 30,  December 31,
                                                   1998           1997
                                                   (in thousands)
     ASSETS
     UTILITY PLANT, at original cost:
       Electric                                    $1,142,559     $1,091,349
       Gas                                            150,317        141,646
                                                    1,292,876      1,232,995
       Less accumulated provision for
        depreciation                                  585,579        557,631
                                                      707,297        675,364
       Construction work in progress                    2,227         32,241
         Net utility plant                            709,524        707,605
     OTHER INVESTMENTS AND PROPERTY:
       Environmental improvement funds held
       by trustee                                       4,255          4,102
       Nonutility property and other                    1,562          1,552
         Total other investments and property           5,817          5,654

     CURRENT ASSETS:
       Cash and cash equivalents                        1,533          1,114
       Receivables, less allowance of $2,436
       and $144, respectively                          28,397         32,281
       Accrued unbilled revenues                       18,559         22,320
       Inventories                                    43,746         32,504
       Current regulatory assets                        8,933         11,749
       Other current assets                             1,322          1,443
         Total current assets                         102,490        101,411

     OTHER ASSETS:
       Unamortized premium on reacquired debt           4,345          4,704
       Postretirement benefits other than pensions      1,663          3,263
       Demand side management program                  25,165         24,467
       Allowance inventory                              2,093          2,093
       Deferred charges                                14,825         15,266
         Total other assets                            48,091         49,793

     TOTAL                                         $  865,922     $  864,463

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                   BALANCE SHEETS
                                     (Unaudited)
                                                   September 30,  December 31,
                                                   1998           1997
                                                   (in thousands)
     SHAREHOLDERS' EQUITY AND LIABILITIES
     CAPITALIZATION:
     Common Stock                                  $ 78,258       $ 78,258
     Retained Earnings                              243,902        228,570
       Total common shareholders' equity            322,160        306,828
     Cumulative Nonredeemable Preferred
      Stock of Subsidiary                            11,090         11,090
     Cumulative Redeemable Preferred
      Stock of Subsidiary                             7,500          7,500
     Cumulative Special Preferred
      Stock of Subsidiary                               808            924
     Long-Term Debt, net of current maturities      214,336        238,707
       Total capitalization, excluding bonds
       subject to tender (see Consolidated
       Statements of Capitalization)                555,894        565,049
     CURRENT LIABILITIES:
     Current Portion of Adjustable Rate
      Bonds Subject to Tender                        53,700         31,500
     Current Maturities of Long-Term Debt
      and Interim Financing:
       Maturing long-term debt                          400         12,695
       Notes payable                                 33,026         31,643
       Notes payable to Associated Company           20,092         20,886
         Total current maturities of long-term
         debt and interim financing                  53,518         65,224
     Other Current Liabilities:
       Accounts payable                              22,254         27,066
       Dividends payable                                120            123
       Accrued taxes                                  5,137          5,925
       Accrued interest                               6,113          4,635
       Refunds to customers                           1,553          1,155
       Other accrued liabilities                     18,568         16,018
         Total other current liabilities             53,745         54,922
         Total current liabilities                  160,963        151,646
     OTHER LIABILITIES:
       Accumulated deferred income taxes            114,335        114,493
       Accumulated deferred investment tax credits,
       being amortized over lives of property        19,164         20,249
       Postretirement benefits other than pensions   13,851         11,271
       Other                                         1,715          1,755
         Other liabilities                          149,065        147,768
      TOTAL                                         $865,922       $864,463

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CAPITALIZATION
                                     (Unaudited)

                                                   September 30,  December 31,
                                                   1998           1997
                                                   (in thousands)
     COMMON SHAREHOLDERS' EQUITY
     Common stock, without par value, authorized
     50,000,000 shares, issued 15,754,826 shares   $ 78,258       $ 78,258
     Retained earnings, $2,194,121 restricted as
     to payment of cash dividends on common stock   243,902        228,570
        Total common shareholders equity           322,160        306,828
     PREFERRED STOCK OF SUBSIDIARY
     Cumulative, $100 par value, authorized 800,000
      shares issuable, in series:
     Nonredeemable
       4.8% Series, outstanding 85,895 shares,
       callable at $110 per share                     8,590          8,590
       4.75% Series, outstanding 25,000 shares,
       callable at $101 per share                     2,500          2,500
         Total nonredeemable preferred stock
         of subsidiary                               11,090         11,090
     Redeemable
       6.50% Series, outstanding 75,000 shares
       redeemable at $100 per share
       December 1, 2002                               7,500          7,500

     SPECIAL PREFERRED STOCK OF SUBSIDIARY
     Cumulative, no par value, authorized 5,000,000 shares,
     issuable in series: 8-1/2% series, outstanding 8,077
     shares, redeemable at $100 per share               808            924

     LONG-TERM DEBT, NET OF CURRENT MATURITIES
     First mortgage bonds                           214,515        238,420
     Notes payable                                    1,000          1,000
     Unamortized debt premium and discount, net      (1,179)          (713)
       Total long-term debt                         214,336        238,707

     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
     CONTROL BONDS SUBJECT TO TENDER, DUE
       2025, Series A, presently 3.65%               31,500         31,500
       2030, Series C, presently 3.70%               22,200              -
                                                     53,700         31,500
     TOTAL CAPITALIZATION, including bonds
      subject to tender                            $609,594       $596,549

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           STATEMENTS OF RETAINED EARNINGS
                                     (Unaudited)

                                                  Nine Months Ended
                                                   September 30,
                                                   1998           1997
                                                   (in thousands)
     Balance Beginning of Period                   $228,570       $213,688
     Net Income                                      37,600         39,192
                                                    266,170        252,880
     Preferred Stock Dividends                          823            823
     Common Stock Dividends                          21,445         22,413
                                                     22,268         23,236
     Balance End of Period (See Consolidated
     Statements of Capitalization for restriction) $243,902       $229,644

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

     SIGCORPs net income for the nine months ended September 30,

     1998, and eight nonregulated subsidiaries.


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

     Southern Indiana Minerals, Inc. (SIMI), SIGCORP Energy

     Services, Inc. (Energy), SIGCORP Capital, Inc. (Capital),

     SIGCORP Communications, Inc. (Communications), SIGCORP

     Fuels, Inc. (Fuels) and SIGECO Advanced Communications, Inc.

     (Advanced Communications), and include all adjustments which are, in the opinion of management, necessary for a fair

     statement of the financial position and results of

     operations.  Effective June 30, 1998, ComSource, Inc., a

     former subsidiary of SIGCORP, was merged into Advanced


     Communications.  Because of seasonal and other factors, the earnings for the nine months ending September 30, 1998

     should not be taken as an indication for all or any part of the balance of 1998.


     3. CASH FLOW INFORMATION


        For the purposes of the Consolidated Balance Sheets and

     Consolidated Statements of Cash Flows, SIGCORP and SIGECO

     consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash

     equivalents.


        SIGCORP, for the nine months ended September 30, 1998

     and 1997, paid interest (net of amounts capitalized) of

     $14,973,000 and $12,127,000, respectively, and income taxes of $25,050,000 and $19,791,000, respectively.  Additionally,

     SIGCORP is involved in several partnerships which are

     partially financed by partnership obligations amounting to

     $2,358,000 and $4,563,000 at September 30, 1998 and

     December 31, 1997, respectively.


        SIGECO, for the nine months ended September 30, 1998 and

     1997, paid interest (net of amounts capitalized) of

     $12,480,000 and $11,040,000, respectively, and income taxes of $22,453,000 and $20,427,000, respectively.


     4. LONG-TERM DEBT


        On March 25, 1998, SIGECO refunded the following four

     tax-exempt bond issues:


        * 1985 Series B Adjustable Rate Pollution Control Bonds,

     $31,500,000, at time of redemption a 4.05% interest rate,

     due 2015

        * 1973 Series A Fixed Rate Pollution Control Bonds,

     $4,640,000, at a 5.6% interest rate, due 2003

        * 1978 Series A Fixed Rate Pollution Control Bonds,

     $22,000,000, at a 6.05% interest rate, due 2008

        * 1983 Series A Adjustable Rate Pollution control Bonds,

     $22,200,000, at time of redemption a 4.65% interest rate,

     due 2028

        The above issues were refunded with the following bond

     issues:


        * 1998 Series A Adjustable Rate Pollution Control Bonds,

     $31,500,000, presently at a 3.65% interest rate, due 2025

        * 1998 Series B Fixed Rate Pollution Control Bonds,

     $4,640,000,  presently at a 4.4% interest rate, due 2020

        * 1998 Series B Fixed Rate Pollution Control Bonds,

     $22,000,000, presently at a 4.4% interest rate, due 2030


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

     are subject to tender March 1, 2003.

        In January 1998, SIGECO borrowed $20 million under a

     floating rate long term bank note, due April 1, 1999, and

     refunded an equal amount of short-term bank notes.  The

     interest rate, presently 6.3%, will be reset every 90 days based upon the 90-day LIBOR plus 62.5 basis points.


     5. EARNINGS PER SHARE


        The following table illustrates the basic and diluted

     earnings per share calculations:



                         Nine Months Ended           Nine Months Ended
                         September 30, 1998          September 30, 1997
                         Net              Per Share Net             Per Share
                         Income  Shares  Amount    Income  Shares  Amount
                         (in thousands except for per share amounts)
     Basic EPS           $43,308 23,631  $1.83     $39,324 23,631  $1.66
     Effect of dilutive
      securities                    107                        52
     Diluted EPS         $43,308 23,738  $1.82     $39,324 23,683  $1.66

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


     6. COMPREHENSIVE INCOME


        Effective January 1, 1998, SIGCORP adopted Statement of

     Financial Accounting Standards No. 130, "Reporting

     Comprehensive Income", which requires expanded disclosures regarding financial results.  For all periods presented,

     there were no elements of comprehensive income other than

     net income.

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



     RESULTS OF OPERATIONS


     Basic earnings per share were $.76 and $1.83, respectively,

     for the three month and nine month periods ending September

     30, 1998 compared to basic earnings of $.84 and $1.66 per

     share, respectively, for the third quarter and first nine

     months of 1997.  The factors effecting the changes in

     earnings follow:


                                                               Qtr     9 Mos
     Period ended September 30, 1997                           $.84    $1.66

     Weather                                                    .04      .11

     Electric sales to other utilities and power marketers      .06      .16

     Utility O&M expense <F1>                                  (.09)    (.22)

     Utility depreciation expense                              (.02)    (.05)

     Correction of unbilled gas revenues in September 1997     (.05)    (.05)

     Nonregulated gas energy services and

      nonutility operations                                     .02      .24

     Other                                                     (.04)    (.02)

     Period ended September 30, 1998                           $.76    $1.83

     <F1>  Includes $.05 per share provision for uncollectible
      Federal Energy revenues in the second quarter of 1998.


     REVENUES  Third quarter electric revenues rose $3.8 million,

     or 4%, due primarily to an increase in retail electric sales and higher unit prices for power sales to other utilities

     and power marketers.  Warmer temperatures, registering 32%

     warmer than a year ago (in terms of cooling degree days),

     were the primary reason for a 5% rise in residential

     electric sales during the third quarter.  Combined with a

     14% increase in sales to industrial customers, total

     electric sales to retail and municipal customers rose 8%

     compared to a year ago.  The warmer weather, coupled with

     market supply constraints, held wholesale market power

     prices substantially higher, increasing average wholesale

     unit sales margins compared to the same period in 1997.

     SIGECO aggressively markets electric power to other

     utilities and many power marketers in the evolving

     deregulated wholesale power market.

     The correction of SIGECO's unbilled gas revenues in

     September 1997 for the twelve-month period ended September

     1997 was the chief cause of a $3.8 million (41%) decrease in gas revenues during the quarter ended September 30, 1998.

     The net effect of this adjustment was a $2.0 million

     increase in September 1997 revenues.  In addition to the

     effect of the 1997 sales correction, gas sales during the

     third quarter of 1998 declined 25% due primarily to fewer

     sales of natural gas to SIGECO transportation customers

     compared to the third quarter of 1997.


     The greater activity of SIGCORP's natural gas marketing

     subsidiary, SIGCORP Energy Services (Energy), whose revenues were up $23.3 million, was the primary reason for a $25.2

     million increase in energy services and other nonregulated revenues during the quarter ending September 30, 1998.


     For the nine month period ending September 30, 1998,

     electric revenues were $19.4 million (9%) greater than the same period a year ago due primarily to stronger system

     sales and to higher unit prices for power sales to other

     utilities and power marketers throughout the second and

     third quarters of 1998 which represented $7.8 million of the total revenue increase.  Total electric sales were up 6% for the nine month period reflecting a 7% increase in sales to retail and municipal customers.  Sales to other utilities

     and power marketers were comparable to the same period in

     1997.  Gas revenues declined $10.6 million (19%) for the

     current nine month period compared to a year ago due chiefly to 22% fewer gas sales resulting from much warmer

     temperatures throughout the period and  fewer sales to

     commercial and industrial transportation customers and to

     the 1997 gas revenue adjustment.  Revenues from Energy rose

     $92.7 million during the nine months ending September 30,

     1998 from continued growth in sales and services throughout the period, accounting for the majority of the $97.6 million increase in energy services and other nonregulated revenues during the current period.


     OPERATING EXPENSES  In total, costs for fuel for electric

     generation and purchased electric energy during the third

     quarter of 1998 were comparable to the same period in 1997,

     but rose $5.1 million during the first nine months of 1998 due to the increased electric sales and higher prices for

     wholesale market power purchased for resale.  The decline in cost of gas sold, down $1.7 million and $7.4 million,

     respectively, during the current three month and nine month periods, reflects the decrease in gas sales during the same periods. The cost of energy services and other revenues,

     which was chiefly the cost of natural gas purchased for

     resale by Energy, rose $24.8 million during the third

     quarter and $95.3 million during the first nine months of

     1998 compared to the same periods in 1997.  Other operation expenses, were up $2.5 million (19%) in the third quarter.

     The major factor causing the increase was a $1.0 million

     reduction in SIGECO's provisions for potential claims and

     other anticipated costs during the third quarter of 1997 due to favorable resolution of these matters.  The $5.9 million increase in other operation expenses for the nine month

     period in 1998 reflects a second quarter $2.0 million

     provision for potentially uncollectible revenues from a

     power marketer and higher operation expenses at SIGCORP's

     newer nonregulated subsidiaries.  SIGCORP's maintenance

     expense was up $1.9 million (33%) during the third quarter of 1998 and $5.0 million (24%) for the nine month period due primarily to increased scheduled maintenance expenditures at

     SIGECO's generating plants.


     INTEREST AND OTHER CHARGES  Total interest and other charges during the three months ending September 30, 1998, were

     comparable to the third quarter of 1997.  During the first nine months of 1998, total interest and other charges

     declined $4.8 million due to substantially greater other

     nonutility income which included a first quarter $2.9

     million after-tax gain on the sale of Southern Indiana

     Properties' ownership interest in a paper mill, the

     operation of the company's new SIGCORP Fuels, Inc.

     subsidiary and improved results of other nonutility

     subsidiaries.  Increases in total interest expense reflected increased financial investment activities by Southern

     Indiana Properties, Inc. and the related costs.

     EARNINGS  Absent the adjustments recorded in the third

     quarter of 1997 for the correction of unbilled gas revenues and for the favorable resolution of potential claims and

     other anticipated costs, current quarter basic earnings

     would have equaled third quarter 1997 earnings.  Earnings

     per share for the third quarter of 1998 decreased $.08 (10%)

     compared to the same period in 1997.  Earnings were

     favorably impacted by the increased electric sales to retail and municipal customers, higher unit margins on sales to

     other utilities and power marketers and improved

     nonregulated operations, all of which were fully offset by the increase in SIGECO's scheduled maintenance and nonfuel operation expenses and higher depreciation expense.  For the nine months ended September 30, 1998, earnings per share

     increased $.17 (10%) due to the stronger results from

     SIGCORP's non-utility operations, up $.24 per share during the period, which were partially offset by a $.07 per share decline in utility net income.


     ENVIRONMENTAL MATTERS  In July 1997, the United States

     Environmental Protection Agency (USEPA) issued its proposed rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and

     changing measurement methods.  In October 1997, the USEPA

     provided each state a proposed budget of allowed nitrogen

     oxide (NOx) emissions, a key ingredient of ozone, which

     requires a significant reduction of such emissions.  An

     alliance of electric utilities, including SIGECO, from the

     Midwestern states have been working together to determine

     the most appropriate compliance strategy as an alternative to the USEPA proposal.  The alliance submitted its proposal,

     which calls for a smaller, phased in reduction of NOx

     levels, to the USEPA and the Indiana Department of

     Environmental Management in June 1998.


     In July 1998, Indiana submitted its proposed plan to the

     USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana.  The Indiana

     plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.


     The USEPA issued its final ruling on September 24, 1998,

     which was essentially unchanged from its July 1997 proposed rule, after considering all filed comments. The USEPA's

     final ruling is expected to be litigated in the federal

     courts.  Several Midwestern states have already filed

     lawsuits against the USEPA regarding the ruling and more

     states are expected to soon file.  The proposed NOx

     emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36% reduction in total NOx emissions from

     Indiana.  The ruling would  require SIGECO to lower its

     system-wide emissions by approximately 70%. Depending on the level of system-wide emissions reductions ultimately

     required, and the control technology utilized to achieve the reductions, control equipment expenditures ranging from

     estimates of $10 million to $90 million could be required by


     SIGECO.  If SIGECO would be required to achieve the level of

     NOx reductions stipulated in the USEPA ruling, the estimated construction cost of the control equipment could reach $90 million, and related additional operation and maintenance

     expenses are estimated to be $10 million, annually.  Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in

     place by May 15, 2003.  (Refer to "Environmental Matters" in

     Management's Discussion and Analysis of Results of

     Operations and Financial Condition in SIGCORP's 1997 Form

     10-K for further discussion.)


     YEAR 2000 COMPLIANCE ISSUES AND RELATED COSTS  SIGCORP is

     using one of the standard planning processes to evaluate the

     IT systems and imbedded technology of non-IT equipment of

     its subsidiaries for Year 2000 compliance and to address the resulting issues.  A Year 2000 team was established in 1997 to administer this process, led by an internal Year 2000

     project manager.  In 1998, this process became more

     formalized with the establishment of SIGCORP's Year 2000

     Compliance Task Force.  A high-level assessment of the

     mission-critical systems and items of all SIGCORP

     subsidiaries was completed at the beginning of 1997.  SIGECO has completed its high level assessment and detailed

     inventory of all mission-critical systems and devices for

     testing for noncompliance, which includes imbedded technology in the operational areas of SIGECO. Such testing is currently being conducted and is expected to be completed by June 30, 1999.


     SIGECO's noncompliant critical information systems are being replaced by two major information systems projects, the

     customer billing and financials/supply chain systems

     initiated in 1996 and 1997, respectively, to address

     functional obsolescence, and are expected to be completed by the third quarter of 1999.  Of the two noncompliant critical information systems being replaced, the customer billing

     system carries the most risk since it has experienced

     project delays and problems with the supplying vendor.  Due to the risk of not completing this project by 2000, SIGECO initiated its contingency plan in the second quarter of 1998 to modify  its existing customer billing system to be Year

     2000 compliant.  The upgrade is expected to be completed in the first quarter of 1999 at a cost of less than $400,000.

     In a worst-case scenario, in which the new system would not be completed by 2000 and the existing system could not be

     upgraded in time, SIGECO would outsource the preparation of its customer bills.  The first and largest phase of the

     financials/supply chain systems project was successfully

     implemented September 1, 1998.  Although the second and

     final phase of the financials/supply chain systems project,

     the payroll/HR information system, is expected to be

     completed on schedule by mid-1999,  SIGECO will monitor the status of this project and if necessary, modify the singular noncompliant component of its existing financials system

     during 1999 for use in 2000.


     Based on the findings of the detailed inventory and testing completed to date, it is anticipated that there will be a

     low number of smaller noncritical systems and items also

     requiring compliance upgrades or replacement at a projected cost of $500,000, to be performed in 1999.


     Critical suppliers and other external dependencies are

     currently being evaluated.  SIGCORP does not yet know

     whether the critical systems of its suppliers and major

     customers will be year 2000 compliant, however it believes that noncompliance of such systems would not have a material adverse effect on its financial position or results of

     operation.


     SIGCORP does not expect the amounts required to be expensed during 1998 and 1999 for the above Year 2000 compliance

     modifications and replacements, estimated to be $2.0

     million, to have a material effect on its financial position or results of operations.  SIGECO expects to complete the

     replacement of both mission-critical noncompliant

     information systems before 2000; if, however, the new

     customer billing system is not implemented before 2000, its existing billing system will have been modified for

     compliance and will be used until the new system is

     completed.



                                                                  Estimated
                                               Incurred through   to
                                               September 30, 1998  complete
     Capital expenditure requirement for
     replacement of information systems not in
     compliance but already scheduled for
     replacement due to functional obsolescence   $ 9,000,000     $  2,000,000

     Expense of compliance modifications to
     existing systems or replacement of minor
     items treated as expense                     $    300,000    $  1,700,000

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

     (excluding allowance for other funds used during

     construction) and DSM program expenditures incurred during the quarter and nine months ending September 30, 1998

     totaled $8.5 million and $33.2 million, respectively, and

     were fully funded with internally generated cash during the respective periods.  Cash provided from operations increased

     $5.3 million and $300,000 during the current three month and nine month periods, respectively, compared to the same

     periods in 1997.  Cash used in investing and financing

     activities during 1998 increased $8.0 million during the

     third quarter, but decreased $4.5 million for the nine month period, compared to a year ago.


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

     "Environmental Matters" which could range from estimates of

     $10 million to $90 million.  Additionally, SIGCORP will

     contribute a minimum of $10 million to its nonregulated

     subsidiary, Advanced Communications, for the joint venture

     SIGECOM during the five year period, as previously reported.


     FINANCING ACTIVITIES  During the third quarter of 1998,

     SIGECO refunded its $12 million 6-3/8% series first mortgage bonds due in 1998 and $2 million of its $25 million 8-7/8%

     series first mortgage bonds due 2016, with short-term notes payable.  Financing activity during the first quarter of

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


     Over the five year period, SIGCORP expects the majority of the construction requirements, the capital contributions to its nonregulated subsidiaries and an estimated $66 million in debt security redemptions to be provided by internally

     generated funds.  External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt.  These estimates do not reflect construction


     expenditures that may be required to comply with new USEPA air quality standards.

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



      Date     November 16, 1998


                                              SOUTHERN INDIANA GAS AND

                                                  ELECTRIC COMPANY



                                                  /s/ S. M. Kerney

                                                    S. M. Kerney

                                                     Controller

      Date     November 16, 1998