Form 10-K405
period 1998-12-31
SIGCORP INC
filed 1999-03-31
CIK 945372

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              Form 10-K



      X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998


     OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________




     Commission     Registrant, State of Incorporation;     IRS Employer

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

                                .

     SIGCORP, Inc.             None


     Southern Indiana Gas      Cumulative Preferred

                              Stock,                   New York Stock Exchange

     and Electric Company      $100 Par Value


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

     90 days: Yes   X   No ___


     At February 26, 1999, the aggregate market values of

     SIGCORP, Inc. Common Stock, Without Par Value, and Southern

     Indiana Gas and Electric Company Cumulative Preferred

     Stock, $100 Par Value, 185,895 shares, held by non-

     affiliates were $679,378,830 and $16,957,495, respectively.


     As of February 26, 1999, the number of shares outstanding

     of each of the Registrants' classes of common stock were:


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

                              SIGCORP, Inc.



                 Documents Incorporated by Reference


     The Joint Proxy Statement of SIGCORP, Inc. and Southern

     Indiana Gas and Electric Company dated March 22, 1999 is

     incorporated by reference into Part III of this report.



     This combined Form 10-K is separately filed by SIGCORP,

     Inc. and Southern Indiana Gas and Electric Company.



                                  Table of Contents

     Item                                                           Page

     Number                                                         Number
                                      Part I


       1  Business ..............................................      4

       2  Properties ............................................     14

       3  Legal Proceedings......................................     14

       4  Submission of Matters to Vote of Security Holders            14


                                       Part II


       5  Market for Registrant's Common Equity

             and Related Security Holder Matters .................     15

       6  Selected Financial Data................................     16

       7  Management's Discussion and Analysis

             of Results of Operations and Financial Condition.....     17

       8  Financial Statements and Supplementary Data............     27

       9  Disagreements on Accounting and Financial

             Disclosure...........................................     60


                                      Part III


      10  Directors and Executive Officers of

             the Registrants                                            61

      11  Executive Compensation and Transactions                      61

      12  Security Ownership of Certain Beneficial

            Owners and Management                                        61

      13  Certain Relationships and Related

             Transactions                                               61


                                       Part IV


      14  Exhibits, Financial Statement Schedules and

             Reports on Form 8-K                                        62

      15  Subsidiaries of the Registrant                               68

      16  Signatures                                                   69



                                PART I


     Item 1.  BUSINESS


     SIGCORP and SIGECO


     This discussion includes forward looking statements based

     on information currently available to management.  Such

     statements are subject to certain risks and uncertainties.

     These statements typically contain, but are not limited to,

     the terms "anticipate", "expect", "potential", "estimate"

     and similar words, and actual results may differ materially due to the speed and nature of increased competition and

     deregulation in the electric and gas utility industry,

     economic or weather conditions affecting future sales and

     margins, changes in markets for energy services, changing

     energy market prices, legislative and regulatory changes

     including revised environmental requirements, impacts of

     Year 2000 issues, availability and cost of capital, and

     other similar factors.


     ORGANIZATION


          SIGCORP, Inc. (SIGCORP) is a holding company

     incorporated October 19, 1994 under the laws of the State

     of Indiana.  SIGCORP has eleven wholly-owned subsidiaries:

     Southern Indiana Gas and Electric Company (SIGECO), a gas

     and electric utility, and ten nonregulated subsidiaries.


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

     November 7, 1995 and December 14, 1995, respectively.


          Effective January 1, 1996, the new holding company,

     SIGCORP, became the parent of SIGECO, which accounts for

     over 80% of SIGCORP's net income, and four of SIGECO's

     former wholly-owned nonregulated subsidiaries:  Energy

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

     Note 1 of the Notes to Consolidated Financial Statements,

     page 44, for further discussion.)


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


          Electric service is supplied directly to Evansville

     and 74 other cities, towns and communities, and adjacent

     rural areas.  Wholesale electric service is supplied to an additional eight communities.  At December 31, 1998, SIGECO served 124,340 electric customers and was also obligated to provide for firm power commitments to the City of Jasper,

     Indiana and to maintain spinning reserve margin

     requirements under an agreement with the East Central Area

     Reliability Group (ECAR).


          At December 31, 1998, SIGECO supplied gas service to

     108,335 customers in Evansville and 64 other nearby

     communities and their environs.  Since 1986, SIGECO has

     purchased its natural gas supply requirements from numerous suppliers.  During 1998, thirty-seven suppliers were used.




          The principal industries served by SIGECO include

     polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing,

     pharmaceutical and nutritional products, automotive glass,

     gasoline and oil products and coal mining.


          The only property SIGECO owns outside of Indiana is

     approximately eight miles of a 138,000 volt electric

     transmission line which is located in Kentucky and which

     interconnects with Louisville Gas and Electric Company's

     transmission system at Cloverport, Kentucky.  The original cost of the property is less than $425,000.  SIGECO does

     not distribute any electric energy in Kentucky.


     SIGECO - LINES OF BUSINESS


          The percentages of operating revenues and operating

     income before income taxes attributable to the electric and gas operations of SIGECO for the five years ended December

     31, 1998, were as follows:




                                        Year Ended December 31,

                                        1994     1995   1996   1997   1998


     Operating Revenues:

     Electric                           79.1%    81.3%  74.2%  76.1%  81.7%

     Gas                                20.9     18.7   25.8   23.9   18.3


     Operating Income Before Income Taxes:

     Electric                           90.9%    96.4%  89.0%  87.1%  90.8%

     Gas                                 9.1      3.6   11.0   12.9    9.2



          Reference is made to Note 9 of the Notes to

     Consolidated Financial Statements, page 56, for Segments of

     Business data.


     SIGECO - ELECTRIC BUSINESS


          SIGECO supplies electric service to 124,340 customers,

     including 108,241 residential, 15,900 commercial, 175

     industrial, 19 public street and highway lighting, and five municipal customers.


          SIGECO's installed generating capacity as of December

     31, 1998 was rated at 1,256,000 kilowatts (Kw).  Coal-fired generating units provide 1,041,000 Kw of capacity and gas

     or oil-fired turbines used for peaking or emergency

     conditions provide 215,000 Kw.


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


          Record-breaking peak conditions occurred on July 21,

     1998, when SIGECO's system summer peak load reached

     1,082,500 Kw.  SIGECO's total load, including its firm

     power commitments to the City of Jasper, Indiana, for each of the years 1994 through 1998 at the time of the system

     summer peak, and the related reserve margin, are presented

     below.




     Date of Summer Peak

      Load                    7-20-94   8-17-95   8-21-96   7-14-97   7-21-98

     Company System Peak

      Load (Kw)                 992,000 1,021,000 999,800   1,022,700 1,082,500

     Firm Power Commitments

      at Peak                    42,000    60,800  53,500      63,700    46,800

     Total at Peak            1,034,000 1,081,800 1,053,300 1,086,400 1,129,300


     Total Generating

      Capability (Kw)         1,238,000 1,236,000 1,236,000 1,236,000 1,256,000

     Reserve Margin at Peak         20%       14%       17%       14%       11%


          The winter peak load of the 1997-1998 season of

     763,200 Kw occurred on March 11, 1998 and was 7.3% lower

     than the previous winter peak load of 823,700 Kw which

     occurred on January 14, 1997.


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

     (Hoosier Energy) for the sale of firm peaking power to

     Hoosier Energy during the annual winter heating season

     (November 15-March 15).  The contract made available 222 Mw during the 1998-1999 winter season, and will terminate

     March 15, 2000.


          Electric generation for 1998 was fueled by coal

     (98.5%) and natural gas (1.5%).  Oil was used only for

     testing of gas/oil-fired peaking units.


          Historically, coal for SIGECO's coal-fired generating

     stations has been purchased from operators of nearby



     Indiana strip mines pursuant to long-term contracts.  Over the past several years, SIGECO has been actively involved

     in intensive contract negotiations and legal actions to

     reduce coal costs and thereby lower electric rates.  The

     initial long-term coal contracts to be renegotiated and

     eventually bought out were those supplying SIGECO's Culley

     Generating Station and Warrick Unit 4.  Net savings from

     these actions, estimated to total approximately $59

     million, were passed back to SIGECO's electric customers

     through the fuel adjustment clause.  The coal used in these plants is blended, when necessary, to meet specifications

     set in conformance with the requirements of the Indiana

     State Implementation Plan for sulfur dioxide issued under

     federal laws regulating air quality (Clean Air Act).

     Approximately 1,638,000 tons of coal were used during 1998 in the generation of electricity at the Culley Station and

     Warrick Unit 4 with the majority of the coal used at the

     Culley Station supplied by SIGCORP's subsidiary, SIGCORP

     Fuels, Inc (see "Nonregulated Subsidiaries - General", page

     8).  Culley Units 2 and 3 were equipped with flue gas

     desulfurization equipment as part of the Clean Air Act

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

     SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, approximated

     $58 million through December 31, 1998, the term of the

     original contract.  The net savings from this coal contract renegotiation are also being passed back to SIGECO's retail and firm wholesale electric customers through the fuel

     adjustment clause.  The amount of coal burned at A. B.

     Brown Generating Station during 1998 was approximately

     1,312,000 tons.  Both units at the generating station are

     equipped with flue gas desulfurization equipment so that

     coal with a higher sulfur content can be used.  There are

     substantial coal reserves in the southern Indiana area.

     The average cost (including contract buyout costs) of all

     coal consumed in generating electrical energy for the years

     1994 through 1998 was as follows:



                                                          Average Cost

                          Average Cost   Average Cost   Per Kwh

     Year                   Per Ton      Per MMBTU      (In Mills)


     1994                 $ 31.86        $ 1.42         14.91

     1995                   30.02          1.33         14.10

     1996                   26.01          1.16         12.40



     1997                   20.75          0.91           9.80

     1998                   21.34          0.94           9.97


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

     Utility Regulatory Commission (IURC) during the same 60-

     month period.  Prior to April 26, 1995, the operating

     income test period was the twelve-month period provided in the fuel cost adjustment filing.  During 1996-1998, neither restriction affected SIGECO.  As prescribed by order of the

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

     (EPRI).  In 1998, SIGECO paid $650,000 to EPRI to help fund research and development programs such as advanced clean

     coal burning technology.


          SIGECO is participating with 14 other electric utility

     companies through Ohio Valley Electric Corporation (OVEC)

     in arrangements with the United States Department of Energy

     (DOE), to supply the power requirements of the DOE plant



     near Portsmouth, Ohio.  The sponsoring companies are

     entitled to receive from OVEC, and are obligated to pay

     for, any available power in excess of the DOE contract

     demand.  The proceeds from the sale of power by OVEC are

     designed to be sufficient to meet all of its costs and to

     provide for a return on its common stock.  During 1998,

     SIGECO's participation in the OVEC arrangements was 1.5%.


          SIGECO participates with 27 other utilities and other

     affiliated groups located in eight states comprising the

     east central area of the United States, in the East Central

     Area Reliability group, the purpose of which is to

     strengthen the area's electric power supply reliability.


     SIGECO - GAS BUSINESS


          SIGECO supplies natural gas service to 108,335

     customers, including 98,636 residential, 9,481 commercial

     and 218 industrial customers, through 2,932 miles of gas

     transmission and distribution lines.


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


     In 1998, a total of 37 suppliers sold gas to SIGECO.  In

     total, SIGECO purchased 12,949,575 Dth in 1998.  During

     1998, sixty-six of SIGECO's major gas customers utilized

     SIGECO's gas transportation program to procure a portion of their gas supply needs from suppliers other than SIGECO.  A total of 17,349,036 Dth, 60% of total gas throughput, was

     transported for these major customers in 1998 compared to

     14,548,909 Dth transported in 1997.  SIGECO receives fees

     for the use of its facilities in transporting such gas.


          The all-time record send out occurred during the 1993-

     1994 winter season on January 18, 1994, when 247,449 Dth of gas were delivered to SIGECO's customers.  Of this amount,

     97,946 Dth was purchased, 106,558 Dth was taken out of

     SIGECO's three underground storage fields, and 42,945 Dth

     was transported to customers under transportation agreements. The 1997-1998 winter season peak day send out

     was 182,818 Dth on March 11, 1998.


          The average cost per Dth of gas purchased by SIGECO

     during the past five calendar years was as follows:  1994,

     $2.54; 1995, $2.48; 1996, $3.47; 1997, $3.25; and 1998,

     $3.22.


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

     1996-1998, neither restriction  affected SIGECO.

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



     SIGCORP

     NONREGULATED SUBSIDIARIES - GENERAL

          In addition to its wholly-owned utility subsidiary,

     SIGECO, SIGCORP has ten wholly-owned nonutility

     subsidiaries, of which nine were active by December 1998.

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

     December 1996, was formed to own and operate coal mining

     properties and to provide coal and related services to

     SIGECO and other customers.  SIGCORP Power Marketing, Inc.,

     also incorporated in December 1996, but not yet active, was formed to procure electric power supplies for SIGECO and

     other customers, and will market SIGECO's excess electric

     generation capacity.  SIGCORP Communications Services,

     Inc., incorporated in August 1997, was formed to undertake telecommunications-related strategic initiatives.  SIGECO

     Advanced Communications, Inc. (Advanced Communications),

     incorporated in April 1998, holds SIGCORP's investment in

     SIGECOM, LLC and Utilicom Networks, Inc.  SIGECOM, LLC is a

     joint venture between Advanced Communications and Utilicom to provide and market enhanced communications services over a high capacity fiber-optic network in a multi-state area

     encompassing SIGECO's service territory.  Effective June

     30, 1998, ComSource, Inc., a former subsidiary of SIGCORP

     incorporated in June 1995, was merged into Advanced

     Communications.  SIGCORP Environmental Services, Inc.,

     incorporated in November 1998, holds SIGCORP's investment

     in Air Quality Services, a joint venture created to provide air quality monitoring and testing services to industry and utilities.  (See "SIGECO Advanced Communications, Inc." in

     Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

     OPERATIONS AND FINANCIAL CONDITION, page 21, and Note 1 of the Notes to Consolidated Financial Statements, page 44,

     for further discussion.)

     SIGCORP and SIGECO


     PERSONNEL


          The holding company, SIGCORP, had no employees as of

     December 31, 1998.


          SIGECO's network of gas and electric operations

     directly involves 787 employees with an additional 155

     employed at Alcoa's Warrick Power Plant.  Alcoa reimburses

     SIGECO for the entire cost of the payroll and associated

     benefits at the Warrick Plant, with the exception of one-

     half of the payroll costs and benefits allocated to Warrick

     Unit 4, which is jointly owned by SIGECO and Alcoa.  The

     total payroll and benefits for SIGECO employees in 1998

     (including all Warrick Plant employees) were $55.8 million.

     In 1997, total payroll and benefits were $54.6 million.


          On July 1, 1998, SIGECO signed a new two-year contract

     with Local 702 of the International Brotherhood of

     Electrical Workers.  The contract provides for annual wage increases of 3.5% and 3.0%.  Improvements in healthcare

     coverage costs and pension plan benefits are also included.

     On July 1, 1994, SIGECO's Hoosier Division signed a five-

     year labor contract with Local 135 of the Teamsters,

     Chauffeurs, Warehousemen and Helpers.  The contract

     provides for annual wage increases of 3.5%, 3.5%, 3.75%,

     4.0% and 4.0%.  Also included are improvements in health

     care coverage costs and pension benefits.


          As of December 31, 1998, Southern Indiana Properties,

     Inc. had 2 employees; Energy Systems Group, Inc. had 35

     employees; Southern Indiana Minerals, Inc. had 8 employees;

     SIGCORP Energy Services, Inc. had 16 employees; SIGCORP

     Communications, Inc. had 14 employees; SIGCORP Fuels, Inc.

     had 3 employees; and Sigeco Advanced Communications, Inc.

     had 1 employee.  SIGCORP Capital, Inc., SIGCORP

     Environmental Services, Inc. and SIGCORP Power Marketing,

     Inc. had no employees as of December 31, 1998.  There were no labor organizations representing employees of the

     nonregulated entities.


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

     "Liquidity and Capital Resources" in Item 7, MANAGEMENT'S

     DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

     FINANCIAL CONDITION, page 25, for discussion of

     construction expenditures and financing during 1998.


          For 1999, SIGECO's construction expenditures are

     presently estimated to be $65.7 million.  Expenditures in

     the power production area are expected to total $24.7

     million.  The balance of the 1999 construction program

     consists of $18.5 million for additions and improvements to



     other electric system facilities, $10.5 million for

     additions and improvements to the gas system, $12.0 million to complete several strategic information systems and for

     common utility plant buildings and equipment.


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


          Currently it is estimated that SIGECO's construction

     expenditures will total about $280 million, including

     allowance for funds used during construction, for the years

     1999-2003 as follows: 1999 - $65.7 million; 2000 - $65.3

     million; 2001 - $64.0 million; 2002 - $47.0 million and

     2003 - $38.0 million.  This construction program reflects

     approximately $10.0 million for the completion of several

     comprehensive information systems initiated in 1996, but

     excludes construction expenditures that may be required to comply with new United States Environmental Protection

     Agency (USEPA) air quality standards discussed under

     "Environmental Matters" which could total $90 million.

     Because SIGECO plans to lease the proposed cogeneration

     facility discussed in "Rate and Regulatory Matters" in Item

     7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

     OPERATIONS AND FINANCIAL

     CONDITION, page 19, its cost is not included in the

     projected five-year construction requirements.  SIGECO does not currently anticipate the need for construction of

     additional generation facilities.  Additionally, SIGCORP

     will contribute a minimum of $2.7 million to its

     nonregulated subsidiary, Advanced Communications, for the

     joint venture, SIGECOM, during the five-year period.  While

     SIGCORP expects the majority of SIGECO's construction

     requirements to be provided by internally generated funds,

     external financing requirements of $60-70 million are

     anticipated and will be used primarily to redeem an

     estimated $47.4 million of SIGCORP long-term debt

     redemptions anticipated during the five-year period.


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


          Operating as a public utility under the laws of

     Indiana, SIGECO is subject to regulation by the Indiana

     Utility Regulatory Commission (IURC) as to its rates,

     services, accounts, depreciation, issuance of securities,

     acquisitions and sale of utility properties or securities,

     and in other respects as provided by the laws of Indiana.

     See subsequent discussion under "Competition" regarding the restructuring of the electric utility industry and possible deregulation of certain segments or functions of electric

     utility service.


          In addition, SIGECO is subject to regulation by the

     Federal Energy Regulatory Commission (FERC) with respect to the sale and transmission of electric energy in interstate commerce, its rates for sales for resale, interconnection

     agreements with other utilities, the classification of its accounts and the acquisition and sale of utility property

     in certain circumstances as provided by the Federal Power

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

     NEPA, SIGECO competes with other utilities and wholesale

     generators for sales of electricity to existing wholesale

     customers of SIGECO and other potential wholesale

     customers.  SIGECO currently competes with other utilities in connection with intersystem bulk power sales.  SIGECO



     does not presently compete for retail electric or gas

     customers with the other utilities within its assigned

     service areas.  However, various federal and state

     legislators, including members of the Indiana General

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

     7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

     OPERATIONS AND FINANCIAL CONDITION, page 19, for discussion of the major changes effected by NEPA; the status of

     related recently proposed Indiana legislation; and further discussion of the deregulation of the electric industry and possible further deregulation of the natural gas industry.


          Some of SIGECO's gas customers have, or in the future

     could acquire, access to energy sources other than those

     available through SIGECO.  (See "SIGECO-Gas Business", page

     7, for discussion of gas transportation.) Although federal policy allows bypass of a local distribution company, Indiana law disallows bypass in most cases.

     SIGECO is currently litigating such an attempt in the

     Indiana regulatory arena and before the FERC.  (See

     "Competition" in Item 7, MANAGEMENT'S DISCUSSION AND

     ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION,

     page 19 for discussion of the bypass attempt and related

     litigation.)


     There is also increasing interest in research on the

     development of sources of energy other than those in

     general use.  Such competition from other energy sources

     has not been a material factor to SIGECO in the past.

     SIGECO is unable, however, to predict the extent of this

     competition in the future or its potential effect on

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

     2000.  SIGECO is purchasing additional allowances to fully meet Phase II requirements.  No material capital

     expenditures are anticipated to meet Phase II requirements,

     and thus, none are reflected in the projected construction requirements for the years 1999-2003 discussed in

     "Construction Program and Financing" or in "Liquidity and

     Capital Resources" in Item 7, MANAGEMENT'S DISCUSSION AND

     ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION,

     page 24.

          In December 1996 and January 1997, the USEPA issued

     proposed regulations regarding new national ambient air

     quality standards for regional ozone and particulate matter concentration levels.  In July 1997, the USEPA issued its

     final rule which revised the national ambient air quality

     standard for ozone by setting a lower concentration limit

     and changing the averaging period from one hour to eight

     hours.  There remains much uncertainty as to the extent

     that SIGECO would be affected by this ruling.  Refer to

     "Environmental Matters" in Item 7, MANAGEMENT'S DISCUSSION

     AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL

     CONDITION, page 21, for discussion of this new ruling and

     related issues and the estimated possible costs to comply

     with reductions if ultimately required.

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

     United States.  The State of Indiana has received

     authorization from the USEPA to administer the federal

     discharge permits program in Indiana.  Variances from

     effluent limitations may be granted by permit on a plant-

     by-plant basis where the utility can establish the

     limitations are not necessary to assure the protection of

     aquatic life and wildlife in and on the body of water into which the discharge is to be made.  SIGECO has been granted

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

     EXECUTIVE OFFICERS OF SIGCORP AND SIGECO



                  Age at

     Name        12/31/98 Positions Held During Past Five Years        Dates


     R. G. Reherman  63   Chairman of the Board of Directors,

                          President and Chief Executive

                          Officer of SIGCORP                      Jan 1996

                                                                  - Present

                          Chairman of the Board of Directors

                          of SIGECO                               Sept 1997 -

                                                                  Present

                          Chairman of the Board of Directors,

                          President and Chief Executive

                          Officer of SIGECO                       *- Sept 1997


     A.E. Goebel     51   Executive Vice President of SIGCORP     Sept 1997 -

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

                                                                  Present

                          Senior Vice President, Chief Financial

                          Officer and Secretary of SIGECO         Oct 1996 -

                                                                  Sept 1997

                          Senior Vice President, Chief Financial

                          Officer, Secretary and Treasurer

                          of SIGECO                               * - Oct 1996


     J.G. Hurst      55   Executive Vice President and Chief

                          Operating Officer of SIGECO             Sept 1997 -

                                                                  Present

                          Senior Vice President and General

                          Manager of Operations of SIGECO         * - Sept 1997


     J.L. Davis      43   Vice President Support Services

                          of SIGECO                               Jan 1999 -

                                                                  Present

                          Vice President of Marketing and

                          Customer Service of SIGECO              July 1995 -

                                                                  Dec 1998

                          Director of Marketing of SIGECO         * - July 1995




     W.S. Doty       48   Vice President Energy Delivery of

                         SIGECO                                  Jan 1999 -

                                                                  Present

                          Director of Gas Operations of SIGECO    * - Dec 1998


     R.G. Jochum     51   Vice President Power Supply of SIGECO   Jan 1999 -

                                                                  Present

                          Vice President and Director of Power

                          Production of SIGECO                    July 1994 -

                                                                  Dec 1998


     G.M.McManus   51   Vice President and Director of

                          Governmental Relations of SIGECO        * - Present



     * Indicates positions held at least since 1994.

     Item 2.  PROPERTIES


     SIGCORP and SIGECO


          SIGCORP has no significant properties other than

     common stock of affiliates.


          SIGECO's installed generating capacity as of December

     31, 1998 was rated at 1,256,000 Kw.  SIGECO's coal-fired

     generating facilities are:  the Brown Station with 500,000

     Kw of capacity, located in Posey County about eight miles

     east of Mt. Vernon, Indiana; the Culley Station with

     406,000 Kw of capacity, and  Warrick Unit 4 with 135,000 Kw of capacity.  Both the Culley and Warrick Stations are

     located in Warrick County near Yankeetown, Indiana.

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


          SIGECO's transmission system consists of 832 circuit

     miles of 138,000 and 69,000 volt lines.  The transmission

     system also includes 28 substations with an installed

     capacity of 4,016,590 kilovolt amperes (Kva).  The electric distribution system includes 3,188 pole miles of lower



     voltage overhead lines and 213 trench miles of conduit

     containing 1,280 miles of underground distribution cable.

     The distribution system also includes 92 distribution

     substations with an installed capacity of 1,804,480 Kva and

     48,690 distribution transformers with an installed capacity of 2,168,242 Kva.


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

     City Field, located in Knox County, about 10 miles east of

     Vincennes, Indiana.  The field was placed in service in

     1958.


          SIGECO's gas transmission system includes 383 miles of

     transmission mains, and the gas distribution system

     includes 2,548 miles of distribution mains.


          SIGECO's properties are subject to the lien of the

     First Mortgage Indenture dated as of April 1, 1932 between

     SIGECO and Bankers Trust Company, New York, as Trustee, as

     supplemented by various supplemental indentures, all of

     which are exhibits to this report and collectively referred to as the "Mortgage".


          Subsidiaries other than SIGECO have no significant

     properties other than the ownership and operation of coal

     mining property and investments in real estate

     partnerships, leveraged leases, and private placement

     subordinated debt instruments.

     Item 3.  LEGAL PROCEEDINGS

     SIGCORP and SIGECO

          There are no pending legal proceedings, other than

     routine litigation incidental to the business, to which

     either registrant is a party.

          No material legal proceedings were terminated during

     the fourth quarter of 1998.

     Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     SIGCORP and SIGECO


          None

                               PART II


     Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY

     AND RELATED SECURITY HOLDER MATTERS


     SIGCORP and SIGECO


          Effective January 1, 1996, all shares of common stock

     of SIGECO were exchanged for an equal number of shares of

     common stock of SIGCORP.  As of February 19, 1999, SIGCORP had 8,817 holders of record of common stock.  The principal market on which SIGCORP's common stock is traded is the New

     York Stock Exchange, Inc. where the common stock is listed.

     The high and low sales prices for SIGCORP's stock as

     reported in the consolidated transaction reporting system

     for each quarterly period during the two most recent fiscal years were:



     QUARTERLY PERIOD

             1                 2                 3                4

      High     Low      High      Low     High     Low     High    Low


     1998

     $32-5/16 $27-5/16 $32-3/8  $28-1/16 $33-7/16 $30-1/4 $36-9/16 $32-13/16


     1997

     $24-9/16 $22-9/16 $26-15/16 $21-7/8 $26-15/16 $24-1/8 $30-1/8 $24-15/16



          Dividends declared and paid per share of SIGCORP

     common stock during the past two years were:



                 QUARTERLY PERIOD

                 1              2               3             4


     1998        $0.3025        $0.3025         $0.3025       $0.3025

     1997        $0.2950        $0.2950         $0.2950       $0.2950



          The quarterly dividend on common stock was increased

     to 31 cents per share in January 1999, payable

     March 20, 1999.


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

     1998 under this restriction.

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

     December 31, 1998 under this restriction was $2,174,402,

     leaving $239,749,465 unrestricted for the payment of

     dividends.  In addition, the Amended Articles of

     Incorporation provide that surplus otherwise available for the payment of dividends on common stock shall be

     restricted to the extent that such surplus is included in a calculation required to permit SIGECO to issue, sell or

     dispose of preferred stock or other stock senior to the

     common stock (Art. VI, Terms of Capital Stock, General

     Provisions (E)).

     Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND

          An order of the Securities and Exchange Commission

     dated October 12, 1944 under the Public Utility Holding

     Company Act of 1935 in effect restricts the payment of cash dividends on common stock to 75% of net income available

     for distribution to the common stock, earned subsequent to

     December 31, 1943, if the percentage of common stock equity to total capitalization and surplus, as defined, is less

     than 25%.  At December 31, 1998, such ratio amounted to

     approximately 53%.

     Item 6.SELECTED FINANCIAL DATA

     SIGCORP and SIGECO



     SIGCORP, Inc.

     Year Ended December 31

      (in thousands except for per share amounts)

                                1998      1997    1996    1995     1994


     Operating Revenues         $557,111 $433,237 $404,738 $360,771 $330,899

     Operating Income           $ 86,079 $ 85,582 $ 82,717 $ 72,401 $ 70,779

     Net Income Before

     Cumulative  Effect of

     Accounting Change          $ 50,476 $ 46,140 $ 43,264 $ 38,525 $ 39,920

     Net Income                 $ 50,476 $ 46,140 $ 43,264 $ 44,819 $ 39,920

     Average Common Shares

     Outstanding                  23,631    23,631  23,631  23,631   23,631

     Earnings Per Share

     of Common Stock

       Before Cumulative Effect

       of Accounting Change       $2.14     $1.95   $1.83   $1.63    $1.69

       Cumulative Effect of

       Accounting Change          $   -     $   -   $-      $0.27    $-

       Basic Earnings Per Share   $2.14     $1.95   $1.83   $1.90    $1.69

       Diluted Earnings Per Share $2.12     $1.95   $1.83   $1.90    $1.69

     Dividends Per Share of

      Common Stock                $1.21     $1.18   $1.15   $1.13    $1.10

     Total Assets                $1,029,518 $990,023 $952,720 $923,981 $917,310

     Redeemable Preferred Stock  $    8,308 $  8,424 $  8,424 $  8,424 $  8,515

     Long-Term Obligations       $  206,705 $276,844 $266,951 $265,085 $274,467




     Southern Indiana Gas And Electric Company

     Year Ended December 31

     (in thousands)               1998     1997     1996     1995     1994


     Operating Revenues           $364,666 $358,106 $372,730 $338,698 $330,035

     Operating Income             $ 62,002 $ 62,912 $ 61,041 $ 53,873 $ 52,367

     Net Income Before Cumulative

     Effect of Accounting Change  $ 43,542 $ 45,363 $ 42,841 $ 39,624 $ 41,025

     Net Income Applicable to

     Common Stock                 $ 42,447 $ 44,266 $ 41,744 $ 44,819 $ 39,920

     Total Assets                 $881,912 $864,463 $852,325 $923,981 $917,310

     Redeemable Preferred Stock   $  8,308 $  8,424 $  8,424 $  8,424 $  8,515

     Long-Term Obligations        $170,915 $239,420 $252,114 $265,085 $274,467

     /TABLE

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

     OF OPERATIONS AND FINANCIAL CONDITION


     SIGCORP and SIGECO


     The consolidated financial statements of SIGCORP, Inc.

     (SIGCORP), an investor-owned holding company, include

     SIGCORP's principal subsidiary, Southern Indiana Gas and

     Electric Company (SIGECO), a regulated gas and electric

     utility, and ten nonregulated subsidiaries.  The following discussion and analysis includes those factors which have

     affected, or may materially affect the results of

     operations and financial condition of SIGCORP and its

     subsidiaries.


     RESULTS OF OPERATIONS


     Strong results from nonutility operations, sustained

     economic growth within its service territory, warmer summer temperatures, and the ability to aggressively compete in

     the wholesale power market produced record basic earnings

     per share for SIGCORP of $2.14 in 1998, compared to $1.95

     for 1997 and $1.83 for 1996.  Utility operations

     contributed $1.80 of the 1998 per share earnings and

     nonregulated operations contributed $.34 per share; for

     1997, utility net income provided $1.87 and nonregulated

     results contributed the remaining $.08 of total basic

     earnings per share.  The factors effecting the $.19

     increase in 1998 earnings follow:




     Period ended December 31, 1997                            $ 1.95

     Weather and customer usage                                   .08

     Electric sales to other utilities and power marketers        .17

     Utility O&M expense <F1>                                    (.23)

     Utility depreciation expense                                (.06)

     Nonregulated gas energy services and nonutility

     operations                                                   .26

     Other                                                       (.03)

     Period ended December 31, 1998                            $ 2.14


     <F1>) Includes $.05 per share provision for uncollectible Federal Energy

     Sales revenues





     REVENUES  Electric utility revenues rose $25.3 million

     (9.3%) during 1998, reflecting a 9.1% increase in total

     sales to retail and wholesale customers and higher unit

     prices for power sales to other utilities and power

     marketers.  In 1997, the increase in electric utility

     revenues due to greater nonfirm wholesale sales was fully

     offset by the recovery of lower unit fuel costs through

     retail rates and fewer sales to retail customers, resulting in a $3.9 million (1.4%) decrease in electric revenues.

     Much warmer temperatures (46% warmer than 1997 and 18%

     warmer than normal in terms of cooling degree-days) and

     continued economic growth in SIGECO's service area resulted in an increase in 1998 electric sales to retail and firm

     wholesale customers of 7.3% compared to 1997.  The increase followed a 1% decrease in 1997 sales to these customers

     resulting from 8% milder temperatures.  Sales to nonfirm

     wholesale customers, excluding sales to Alcoa Generating

     Corporation (AGC), increased 6.7% in 1998, after rising 35%

     during 1997.  Sales to AGC were up 62% due to the scheduled major outage of one of AGC's generating units.  The warmer weather, coupled with market supply constraints, caused

     wholesale power prices to be substantially higher during

     much of 1998, increasing average wholesale unit sales

     margins compared to the same period in 1997.  SIGECO's

     ability to aggressively compete in the wholesale power

     market contributed an additional $.12 to earnings compared to the previous year.


     Fewer sales to retail gas customers and the recovery of

     lower per unit gas costs reflected in customer rates

     resulted in a 22% ($18.8 million) decrease in 1998 gas

     utility revenues, following 11% ($10.7 million) lower gas

     revenues in 1997.  Total gas sales were down 22% in 1998,

     after a 23% decline in 1997, reflecting the impact of 21%

     milder temperatures (in terms of heating degree-days) on

     weather-sensitive sales and fewer sales to commercial and

     industrial transportation customers.  Residential sales

     declined 19% during 1998 due to the milder weather, after a

     12% decrease in 1997.  Total sales to commercial and

     industrial customers in 1998 were down 27% because more of these customers purchased gas supplies from suppliers other than SIGECO; total natural gas sold and transported to gas customers declined only 1% as increased deliveries to

     commercial and industrial transportation customers offset

     the impact of weather on residential sales.

     The continued growth of SIGCORP Energy Services (Energy),

     which markets natural gas and related services, during its second full year of operation raised SIGCORP's 1998

     revenues $108.0 million, following a $70.2 million increase in Energy's revenues in 1997.  A $9.4 million increase in

     other revenues, which includes the operating revenues of

     SIGCORP's other nonregulated subsidiaries, reflected the

     full-year operation of SIGCORP's Communications Services

     (Communications) subsidiary.  The $27.1 million decrease in

     1997 revenues from SIGCORP's other nonregulated operations was chiefly due to lower revenues from Energy Systems

     Group.


     OPERATING EXPENSES  Electric generation increased 5.5% in

     1998 which provided the majority of the increase in

     electric sales.  As a result, related fuel expenses, the

     most significant electric operating cost, rose 4.1% ($2.6

     million).  The 1997 fuel for electric generation expense

     was 16.3% lower than the 1996 expense due to 21% lower unit coal costs.  Changes in the unit costs of fuel and

     purchased electric energy are passed on to electric

     customers through commission-approved fuel and purchased

     power cost recovery mechanisms.


     Although SIGECO's sales of electric energy to nonfirm

     wholesale customers are provided primarily from excess

     capacity, SIGECO increased its purchases of electricity

     from other utilities 39% in 1998 for resale to nonfirm

     electric wholesale customers, following a 24% increase in

     purchases of electric energy in 1997.  Higher average

     market prices also contributed to the $6.8 million increase in cost of purchased electric energy during 1998.


     The cost of gas sold, the major component of gas operating expenses, declined 26.7% ($14.4 million) in 1998 due to the decrease in gas sales and a 7% decrease in the average per unit cost of gas sold.  The 18.2% ($12 million) decrease in cost of gas sold in 1997 was attributed to the decrease in sales of gas.  Changes in the unit costs of natural gas are passed on to gas customers through commission-approved gas cost recovery mechanisms.


     During 1998, the cost of energy services and other

     revenues, which was chiefly the cost of natural gas

     purchased for resale by Energy and project contract costs

     at Communications, rose $114.1 million compared to 1997 due to the continued growth of Energy and to Communication's

     first full year operation.  These costs were $45.1 million greater in 1997 compared to the previous year due to the

     full year operation of Energy.


     Other operation expenses for 1998 rose 6.1% ($3.7 million)

     compared to 1997 due to higher operation expenses at

     several of SIGCORP's nonregulated subsidiaries, primarily

     Energy, SIGCORP Fuels (Fuels) and Communications, related

     to their increased activity.  SIGECO's 1998 operation

     expenses, which included a $2 million reserve for

     uncollectible revenue from sales of wholesale power to

     Federal Energy Sales, were comparable to 1997.  SIGCORP's

     other operation expenses in 1997 were comparable to the



     $60.9 million incurred in 1996.


     Maintenance expenses, essentially all incurred at SIGECO,

     were 28% ($8.3 million) greater in 1998, following a 1.9%

     ($.6 million) decrease in 1997.  Higher power generation

     maintenance expenditures during 1998 related to a scheduled major overhaul of a turbine generator at one generating

     unit and unscheduled repairs at two other generating units.


     Depreciation and amortization expense increased 5.8% ($2.4 million) in 1998, following a 3.2% increase in 1997, due

     primarily to SIGECO's continued investment in gas and

     electric utility facilities required to serve new customers and upgrade existing energy production and delivery

     systems.


     While inflation has a significant impact on the replacement cost of SIGECO's facilities, only the historical cost of

     electric and gas plant investment is recoverable in

     revenues as depreciation under the ratemaking principles to which SIGECO is subject.  With the exception of adjustments for changes in fuel and gas costs and margin on sales lost under SIGECO's demand side management programs, SIGECO's

     electric and gas rates remain unchanged until a rate

     application is filed and a general rate order is issued by the Indiana Utility Regulatory Commission (IURC).


     Property and other taxes expense in 1998 was comparable to

     1997, when the favorable outcome of contested prior year property tax assessments resulted in a $1.4 million decline in property and other taxes expense compared to 1996.

     INTEREST AND OTHER CHARGES  A $3.5 million increase in

     SIGCORP's Other, net, due primarily to the liquidation of

     Southern Indiana Properties' (SIPI) equity position in a

     leveraged lease, was the primary reason for a $4 million

     reduction in SIGCORP's total interest and other charges in

     1998.  Increases in SIGCORP's total interest expense and in interest income during 1998 reflected increased financial

     investment activities by SIPI and the related costs.

     SIGCORP's total interest and other charges declined

     slightly in 1997 due to SIGECO's additional capitalized

     interest and allowance for equity funds related to several large utility construction projects.


     INCOME TAX EXPENSE  Despite SIGCORP's higher pretax income in 1998, SIGCORP's federal and state income taxes in 1998

     were comparable to 1997 due to the favorable impact on the

     1998 effective tax rate of the liquidation of the leveraged lease discussed above.  In 1997, SIGCORP's federal and



     state income taxes rose $1.9 million compared to 1996

     expense due to SIGECO's higher 1997 pretax income.


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

     1995, to buy out the remainder of SIGECO's contractual

     obligations, enabling it to acquire lower-priced spot

     market coal.  In 1997, the full benefit of the contract

     buyout was reflected in average coal costs per kWh

     generated, which were down 21% from 1996 and were 30% lower than 1995 per unit costs.  SIGECO estimates the total

     savings in coal costs resulting from the buyout, net of

     total buyout costs, approximated $58 million through

     December 31, 1998, the term of the original contract.  The net savings are being passed back to SIGECO's retail and

     firm wholesale electric customers through the fuel

     adjustment clause.


     On October 1, 1998, SIGECO announced plans and filed for

     regulatory approval with the Indiana Department of

     Environmental Management (IDEM) and the IURC to build a

     $100 million cogeneration facility, pending regulatory

     approval and placement of permanent financing.  The

     facility, an atmospheric fluidized-bed coal-fired plant,

     will have production capacity to sell approximately one

     million pounds of steam to industrial customers and produce approximately 42 megawatts of electricity for SIGECO, which plans to lease the facility through an operating lease.

     Regulatory reviews by the IDEM and IURC are in progress, as are preliminary financing discussions.  The final outcome

     of these matters are uncertain at this time, however,

     SIGECO believes these issues will be favorably resolved.

     Pending final resolution, construction of the facility is

     expected to begin in mid-1999, with commercial operation to begin in 2001.


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

     A fundamental change with respect to the monopoly structure of the electric utility industry is occurring in the United

     States, brought about by the National Energy Policy Act of

     1992 (NEPA).  The primary purpose of the electric

     provisions of NEPA is to increase competition in electric

     generation, and under  authority granted by NEPA, the

     Federal Energy Regulatory Commission (FERC) has

     aggressively undertaken the introduction of competition

     into the wholesale electric business.


     The results of the changes in the wholesale electric

     business on SIGECO have been generally favorable.  Because

     SIGECO has below average variable costs of generation, it

     has been an aggressive seller of electricity to power

     marketers and other providers seeking electricity to

     fulfill wholesale sales contracts.  The results of the

     increased wholesale sales are discussed further in "Results of Operations."  Conversely, SIGECO has reduced prices to

     firm wholesale customers, or offered to do so, to retain

     their business after the expiration of existing contracts.

     These discounts in pricing terms, when fully effective,

     result in gross margins which are several million dollars

     below margins attainable from such customers prior to NEPA.

     SIGECO cannot predict the long-term consequences of these

     changes on its results of operations or financial

     condition.


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

     Public Utility Act to provide for retail competition.  In

     1997, and again in 1998, such legislation was introduced in the Indiana Senate, but failed to pass.  In January 1999, a bill to restructure Indiana's electric utility industry and provide for retail competition was introduced to the

     Indiana Senate.  The bill, referred to the Commerce and

     Consumer Affairs Committee, provides a choice of

     electricity supplier beginning January 1, 2001 and caps

     rates and charges for retail electric customers from July

     1, 1999 through December 31, 2005.  The bill is not

     expected to pass.


     During 1998, Indiana's five largest investor-owned

     utilities attempted to develop the framework for a

     comprehensive retail competition bill.  However, due to

     disagreement on a few issues, no proposal has been

     finalized.  Also, recent studies have concluded that many

     of Indiana's electric and gas customers, whose energy costs rank among the lowest in the nation, may actually

     experience rate increases with retail competition.  These

     developments have delayed statewide deregulation in

     Indiana.


     It is anticipated by SIGECO that pressure on the Indiana

     legislature could intensify as other surrounding states

     implement retail competition for electricity.  SIGECO will continue to participate in the debate to represent the

     interest of all its stakeholders.  One of SIGECO's primary concerns in the debate is that appropriate reciprocity

     provisions with other utilities and power marketers are

     enacted which would prevent out-of-state providers from

     having an unfair advantage over Indiana utilities.  In

     addition, SIGECO has taken the position in the debate (and will continue to attempt to influence the outcome of the

     debate) that low-cost producers such as SIGECO should not,

     as has occurred in other states, be penalized for prudently managing its business and being a low-cost provider.  More specifically, the implementation of "access charges" and

     "transition charges" in other states have served to make it very difficult for low-cost producers to economically

     compete for business from the customers of high-cost

     producers due to the need for those customers to pay their



     current provider very high fixed charges for the privilege of "accessing" the marketplace.  At the same time,

     historically low-cost producers, such as SIGECO, have lower access charges because their "stranded costs" are low,

     making it economically less difficult for high-cost

     producers to sell to a low-cost producer's customer base at marginal production costs.


     SIGECO is unable to predict the timing or final provisions of Indiana legislative actions on competition, if any.

     Although SIGECO is uncertain of the timing and/or final

     outcome of these developments, it is committed to pursuing,

     and is rapidly implementing, its corporate strategy of

     positioning itself as a low-cost energy producer and the

     provider of high-quality service to its retail and

     wholesale customers.

     SIGECO also provides retail integrated natural gas service in Indiana.  However, SIGECO does not earn a profit on the direct sale of the natural gas commodity.  SIGECO simply

     charges its retail gas customers the cost SIGECO incurs to purchase the gas and have it delivered to SIGECO's metering points on the interstate pipeline network.  SIGECO does

     earn a return on the investment in its assets used to

     deliver the gas to customers.  As a result, SIGECO does not anticipate any material impact on the financial results of its operations should the right of retail customers to

     choose gas commodity providers extend beyond the current

     level.


     Although federal policy allows bypass of a local

     distribution company, Indiana law disallows bypass in most cases.  SIGECO is litigating an attempt to bypass in the

     Indiana regulatory arena and before the FERC.  In May 1998,

     a natural gas transmission pipeline company requested

     authorization from FERC to construct and operate a 3-mile

     lateral pipeline from its main line system directly to a

     newly-constructed industrial facility located in SIGECO's

     service territory, thus bypassing SIGECO, the local

     distribution company.  In July 1998, SIGECO and other

     interested parties intervened and filed protests with FERC against the pipeline company's proposal.  SIGECO also filed a request with FERC for an evidentiary hearing regarding

     the proposal.  Additionally, SIGECO petitioned the IURC to rule on the pipeline company's proposal.  In December 1998,

     FERC approved the pipeline company's application to

     construct and operate the lateral pipeline.  In January

     1999, SIGECO filed a request with FERC for rehearing of

     FERC's December order.  The IURC has issued an order

     effectively awaiting final FERC action on the issue.  The

     pipeline is currently under construction despite SIGECO's

     opposition.  If, through litigation, SIGECO is unable to

     prevent the pipeline from directly serving the new

     industrial facility, the incremental gas service revenue

     foregone will not have a material detrimental impact on

     SIGCORP's revenues or financial condition.


     SIGCORP's nonutility subsidiaries are all subject to the

     competitive forces existing in their respective industries,

     including the gas marketing industry, the energy services

     industry, telecommunications, industrial mineral products

     and coal production.  As such, the financial results of the nonregulated entities depend upon their ability to

     successfully compete in their respective markets.


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

     SIGECOM during the 24-month period subsequent to the

     formation date as required by the construction and

     operating needs of SIGECOM.  In addition to these required equity contributions, SIGCORP contributed its wholly-owned subsidiary, ComSource, Inc. to SIGECOM on July 1, 1998.  As of December 31, 1998, Advanced Communications had made $7.3 million of the required equity contributions to SIGECOM.

     Advanced Communications has a preferred interest in

     SIGECOM, which is convertible to a 49% common interest, and

     Utilicom has a 100% common interest.  Advanced

     Communication's preferred interest has a 100% liquidation

     preference.  Advanced Communications has also acquired a

     4.7% interest in Utilicom.


     SIGCORP and SIGECO


     Environmental Matters  To meet the Phase I requirements of the Clean Air Act Amendments of 1990 (CAAA), effective

     1995, and some of the Phase II requirements (effective

     2000), SIGECO installed a single sulfur dioxide scrubber at the Culley Generating Station to serve Culley Units 2 and 3 and installed low nitrogen oxide (NOx) burners on the two

     units.  With the addition of the scrubber, SIGECO is

     emitting lower sulfur dioxide quantities than the minimum

     compliance requirements of Phase I of the CAAA and has

     available unused allowances, called "overcompliance

     allowances", for retention by SIGECO to meet stricter post-

     2000 emission limitations.  SIGECO is purchasing additional allowances to fully meet Phase II requirements.

     In July 1997, the United States Environmental Protection

     Agency (USEPA) issued its final rule which revised the

     national ambient air quality standard for ozone by setting a lower concentration limit and changing measurement

     methods.  It is anticipated that the number of ozone

     nonattainment counties in the United States will increase

     significantly.  The USEPA has encouraged states to target

     utility coal-fired boilers for the majority of the

     reductions required, especially NOx emissions, because they believe this approach is the most cost effective.

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

     1997, the USEPA provided each state a proposed budget of

     allowed NOx emissions, a key ingredient of ozone, which

     requires a significant reduction of such emissions.  Under that budget, utilities may be required to reduce NOx

     emissions to a rate of 0.15 lb/mmBtu from levels already

     imposed by Phase I and Phase II of the CAAA.  Midwestern

     states (the alliance) have been working together to

     determine the most appropriate compliance strategy as an

     alternative to the USEPA proposal.  The alliance submitted its proposal, which calls for a smaller, phased in

     reduction of NOx levels, to the USEPA and the IDEM in June

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


     The USEPA issued its final ruling on September 24, 1998,

     which was essentially unchanged from its July 1997 proposed rule, after considering all filed comments.  The USEPA's

     final ruling is being litigated in the federal courts by

     approximately ten midwestern states, including Indiana.

     The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36% reduction in total

     NOx emissions from Indiana.  The ruling could require



     SIGECO to lower its system-wide emissions by approximately

     70%.  Depending on the level of system-wide emissions

     reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated

     construction costs of the control equipment could reach $90 million, and related additional operation and maintenance

     expenses could be an estimated $10 million to $15 million,

     annually.  Under the USEPA implementation schedule, the

     emissions reductions and required control equipment must be implemented and in place by May 15, 2003.


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


     DEMAND SIDE MANAGEMENT (DSM)  In the latest update of its

     Integrated Resource Plan (IRP), filed in November 1997,

     SIGECO determined that certain of its DSM programs were not cost effective and were to be discontinued.  As a result,

     projected DSM expenditures for the 1999-2014 period are

     expected to total $22 million.  The IRP projections

     indicate that by 2000, approximately 52 megawatts of

     required capacity are expected to have been postponed or

     eliminated due to these programs.


     SIGECO will continue to monitor the benefits of its DSM

     programs and additional changes are possible.  Although

     SIGECO is already recognized as one of the most competitive electric utilities in the nation, the reductions enable

     SIGECO to be even more cost competitive in the future with very low stranded investment exposure.


     YEAR 2000 READINESS  SIGCORP, primarily SIGECO, uses

     various software, systems and technology that may be

     affected by the date change in the Year 2000.  A Year 2000 team was established in early 1997 to identify and address

     Year 2000-readiness issues.  In 1998, this process became

     more formalized with the establishment of SIGCORP's Year

     2000 Task Force.  A high-level assessment of the mission-

     critical systems and items of all SIGCORP subsidiaries was completed in early 1997.  SIGECO has completed a detailed

     inventory of all systems and devices, including imbedded

     technology in the operational areas, determined to be date-

     sensitive.  All systems and devices in the inventory have

     been rated on criticality and likelihood of failure and

     prioritized for testing.  Due to functional obsolescence,



     under its general business plan SIGECO has recently

     replaced or has scheduled to replace by late-1999, all of

     its known major noncompliant mission-critical information

     and control systems with systems incorporating Year 2000-

     ready technology.  As of December 31, 1998, SIGECO has

     tested approximately 20% of the remaining mission-critical systems and devices.  Of those systems and devices tested,

     all were found to be either Year 2000-ready or easily

     modified to be ready for 2000.  Completion of initial

     testing is scheduled for March 31, 1999, with all testing

     expected to be finalized by June 30, 1999.

     SIGECO's noncompliant critical information systems, the

     customer billing and financials/supply chain systems,

     developed in the late 1960's, are being replaced to address functional obsolescence.  The two projects, initiated in

     1996 and 1997, respectively, are expected to be completed

     by the third quarter of 1999.  Of the two noncompliant

     critical information systems being replaced, the customer

     billing system carries the most risk since it has

     experienced project delays and problems with the supplying vendor.  Due to the risk of not completing this project by

     2000, SIGECO initiated a contingency plan in the second

     quarter of 1998 to modify its existing customer billing

     system to be Year 2000-ready.  The upgrade is expected to

     be completed in the first quarter of 1999 at a total

     expense of less than $400,000.  The first and largest phase of the financials/supply chain systems project was

     successfully implemented September 1, 1998.  Although the

     smaller, final phase of the financials/supply chain systems project, the payroll/HR information system, is expected to be completed on schedule by mid-1999, SIGECO will monitor

     the status of this project and if necessary, modify the

     existing payroll system during 1999 for use in 2000.


     At SIGECO's base-load generating stations, all noncompliant critical control and data systems have already been

     replaced or were scheduled to be replaced in 1999, due to

     functional obsolescence.  SIGECO anticipates the 1999

     projects will be completed by mid-1999.


     Based on the findings of SIGECO's detailed inventory and

     related testing completed to date, it is anticipated that

     there will be a low number of smaller noncritical systems

     and items also requiring Year 2000-readiness upgrades or

     replacement to be performed in 1999.


     SIGCORP's contingency planning, other than for those

     systems already discussed, began in late-1998 and high

     level plans are expected to be completed by March 31, 1999.

     Detailed contingency planning is scheduled to be completed by August 1, 1999.  The planning encompasses external



     dependencies such as critical suppliers, electricity and

     natural gas transmission systems and major customers, as

     well as SIGECO's electric generation facilities and other

     gas and electric operations areas.  SIGCORP does not yet

     know whether the critical systems of its suppliers and

     major customers will be Year 2000-ready, however it

     believes that noncompliance of such systems would not have a material adverse effect on its financial position or

     results of operations.


     SIGCORP does not expect the remaining amounts required to

     be expensed for Year 2000-readiness modifications and

     replacements, estimated to total $750,000, to have a

     material effect on its financial position or results of

     operations.  SIGECO expects to complete the replacement of all noncompliant mission-critical information and control

     systems before 2000; if, however, the new customer billing system is not implemented before 2000, its existing billing system will have been modified and will be used until the

     new system is completed.



                                                               Estimated

                                             Incurred through  1999

                                             December 31, 1998 Expenditures


     Capital expenditure requirement for

     replacement of critical information

     and generating station control

     systems not in compliance but

     replaced due to functional

     obsolescence                              $18,300,000     $7,000,000


     Expense of Year 2000-readiness

     modifications to existing critical

     systems or replacements treated

     as expense                                $   850,000     $  750,000



     MARKET RISK  SIGCORP is exposed to market risk due to

     changes in interest rates and changes in the market price

     for electricity and natural gas resulting from changes in

     supply and demand.  Exposure for interest rate changes

     relates to its long-term debt and preferred equity and

     partnership obligations.  Exposure to electricity market

     price risk relates to forward contracts to effectively

     manage the supply of, and demand for, the electric

     generation capability of SIGECO's generating plants related to its wholesale power marketing activities.  Exposure to

     natural gas price risk relates to forward contracts taken



     by Energy to manage its exposure to commodity price risks

     in providing natural gas supplies to its customers.  SIGECO is not currently exposed to market risk for purchases of

     electric power and natural gas for its retail customers due to current Indiana regulations which allow for full cost

     recovery of such purchases through SIGECO's fuel and

     natural gas cost adjustment mechanisms.  SIGECO and Energy do not utilize financial instruments for trading or

     speculative purposes.


     The table below provides the fair value and average

     interest, or fixed dividend rate, of outstanding debt,

     preferred stock equity instruments and partnership

     obligations at December 31, 1998.  The Series A and C

     Adjustable Rate Pollution Control Bonds are listed as

     variable rate long-term debt due to annual adjustment of

     their interest rates to current market rates on March 1.



                                                                       Fair

                              Expected Maturity Date                   Value

     SIGCORP and Subsidiaries (millions)              There-              as of

                              1999 2000 2001 2002 2003 after Total  12/31/98


     Long-Term Debt

      Fixed Rate              $45.0  -    -  -     $1.0 $204.0$250.0 $319.5

       Average Interest Rate   6.0%  -    -  -      6.3% 6.9%

      Variable Rate             -    -    -  -       -  $53.7 $53.7  $57.2

       Average Interest Rate    -    -    -  -       -   3.7%

     Preferred Stock Not Subject

      to Mandatory Redemption   -    -    -  -       -  $7.5  $7.5   $9.0

       Average Dividend Rate    -    -    -  -       -   6.5%

     Partnership Obligations    -    -    -  -       -  $2.4  $2.4   $3.4

       Average Interest Rate    -    -    -  -       -   8.3%



     SIGECO utilizes contracts for the forward sale of

     electricity to effectively manage the utilization of its

     available generating capability.  Such contracts include

     forward physical contracts for wholesale sales of its

     generating capability, during periods when SIGECO's

     available generating capability is expected to exceed the

     demands of its retail, or native load, customers.  To

     minimize the risk related to these forward contracts,

     SIGECO may utilize call option contracts to hedge against

     the unexpected loss of its generating capability during

     periods of heavy demand.  SIGECO also utilizes forward

     physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through nonfirm "buy-resell" transactions where the sale

     and purchase prices of power are concurrently set.  As of

     December 31, 1998, management believes exposure from these



     positions was not material.


     Energy utilizes forward physical contracts for both the

     purchase and sale of natural gas to its customers,

     primarily through "back-to-back" transactions where the

     sale and purchase prices of natural gas are concurrently

     set.  As of December 31, 1998, approximately 10% of

     Energy's forward sales contracts were not covered by forward purchase contracts; management believes exposure from these positions was not material.  Energy sells fixed-

     price and capped-price products, and reduces its market

     price risk through the use of fixed-price supplier

     contracts and storage assets.  As of December 31,1998, the estimated fair market value of Energy's forward sales

     contracts was approximately $8.5 million; and the estimated fair market value of its forward purchase contracts was

     approximately $7.7 million.


     SIGECO and Energy are also exposed to counterparty credit

     risk when a customer or supplier defaults upon a contract

     to pay or deliver product.  To mitigate this risk, they

     have established procedures to determine and monitor the

     creditworthiness of counterparties.


     LIQUIDITY AND CAPITAL RESOURCES


     SIGCORP and SIGECO


     In 1998, financial performance continued to be solid.

     Internally generated cash (net income less dividends plus

     charges to net income not requiring cash) fully funded

     SIGECO's 1998 construction and DSM program expenditures;

     these expenditures were 78% funded with internally

     generated cash in 1997.  Cash provided from operations

     decreased $11.7 million during 1998 compared to 1997, while cash required for investing and financing activities

     declined $14.3 million.  SIGCORP's ratio of earnings to

     fixed charges (SEC method) was 4.0:1, and its embedded cost of long-term debt and preferred stock is 6.0% and 5.6%,

     respectively.  SIGCORP's financial strength is reflected in high quality credit ratings.  SIGECO's senior secured debt continues to be rated AA, or equivalent, by major credit

     rating agencies.


     CAPITAL REQUIREMENTS  SIGCORP's demand for capital is

     primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs and environmental compliance requirements.

     Additionally, SIGCORP may periodically make capital

     investments in its nonregulated operations.  Construction



     expenditures totaled $56.5 million during 1998, including

     $7.7 million to complete the replacement of boiler control systems at two generating units, $4.9 million to complete

     construction of the new A. B. Brown coal truck entrance

     road, and $6.8 million expended on the design and

     implementation of several comprehensive information systems necessary to meet expanding customer service needs and to

     better manage SIGECO's resources.  The 1998 expenditures

     compare to $68.4 million and $43.9 million expended in 1997 and 1996, respectively.


     Construction requirements for the years 1999-2003 are

     projected to total approximately $280 million, including

     approximately $10 million for various information systems

     projects, but exclude construction expenditures that may be required to comply with new USEPA air quality standards

     discussed under "Environmental Matters" which could total

     $90 million.  Because SIGECO plans to lease the proposed

     cogeneration facility, its cost is not included in the

     projected five-year construction requirements.  SIGECO does not currently anticipate the need for construction of

     additional generation facilities.  Additionally, SIGCORP

     will contribute a minimum of $2.7 million to its

     nonregulated subsidiary, Advanced Communications, for the

     joint venture, SIGECOM, during the five-year period.  As

     part of its growth strategy, SIGCORP actively seeks

     diversified, nonregulated investment opportunities which

     could require material additional capital during the five-

     year period.


     FINANCING ACTIVITIES During March 1998, SIGECO refunded

     four tax-exempt bond issues totaling $80.3 million with an equal amount of tax-exempt bonds which will reduce total

     interest expense on a present value basis by $8.5 million

     over the remaining lives of the bond issues.  During the

     third quarter of 1998, SIGECO refunded its $12 million 6-

     3/8% series first mortgage bonds due in 1998 and $2 million of its $25 million 8-7/8% series first mortgage bonds due

     2016 with short-term notes payable.  SIGCORP's financing

     activity during 1997 included a $24.7 million increase in

     long-term notes payable incurred primarily for structured

     financial investments by SIPI.  At year end, SIGCORP had

     $69.5 million in short-term borrowings, leaving unused

     lines of credit and trust demand note arrangements totaling

     $46.7 million.

     During the five-year period of 1999-2003, SIGCORP

     anticipates that a total of $47.4 million of debt

     securities, primarily those of SIGECO, will be redeemed.


     SIGCORP currently expects the majority of the 1999-2003



     construction program and debt redemption requirements to be provided by internally generated funds.  External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt.


     SIGCORP is confident that its long-term financial

     objectives, which include maintaining a capital structure

     near 45-50% long-term debt, 3-7% preferred stock and 43-48%

     common equity, will continue to be met, while providing for future construction and other capital requirements.


     FORWARD LOOKING STATEMENTS  This discussion includes

     forward looking statements based on information currently

     available to management.  Such statements are subject to

     certain risks and uncertainties.  These statements

     typically contain, but are not limited to, the terms

     "anticipate", "expect", "potential", "estimate" and similar words, and actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric and gas utility industry, economic or

     weather conditions affecting future sales and margins,

     changes in markets for energy services, changing energy

     market prices, legislative and regulatory changes including revised environmental requirements, impacts of Year 2000

     issues, availability and cost of capital, and other similar factors.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                    Page

                                                                    Number


     1.Financial Statements


        SIGCORP

          Report of Independent Public Accountants................    29


          Consolidated Statements of Income for the years

          ended December 31, 1998, 1997 and 1996..................    30


          Consolidated Statements of Cash Flows for the years

          ended December 31, 1998, 1997 and 1996...................   31


          Consolidated Balance Sheets - December 31, 1998 and 1997.   32


          Consolidated Statements of Capitalization -

          December 31, 1998 and 1997...............................   34


          Consolidated Statements of Common Shareholders' Equity

          for the years ended December 31, 1998, 1997 and 1996.....   35


        SIGECO

          Report of Independent Public Accountants.................   37


          Statements of Income for the years

          ended December 31, 1998, 1997 and 1996...................   38


          Statements of Cash Flows for the years

          ended December 31, 1998, 1997 and 1996...................   39


          Balance Sheets - December 31, 1998 and 1997..............   40


          Statements of Capitalization -

          December 31, 1998 and 1997...............................   42


          Statements of Common Shareholder's Equity for the

          years ended December 31, 1998, 1997 and 1996.............   43


        SIGCORP and SIGECO

          Notes to Consolidated Financial Statements...............   44


     2.Supplementary Information

        SIGCORP and SIGECO

          Selected Quarterly Financial Data.......................    60


     3.Supplemental Schedules

        SIGCORP and SIGECO

          Schedule II - Valuation and Qualifying Accounts and

           Reserves for the years ended December 31, 1998, 1997

           and 1996...............................................    66




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

     (an Indiana corporation) and subsidiaries as of December

     31, 1998 and 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for

     each of the three years in the period ended December 31,

     1998.  These financial statements and the supplemental

     schedule referred to below are the responsibility of

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

     1998 and 1997, and the results of their operations and

     their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally

     accepted accounting principles.


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




     ARTHUR ANDERSEN LLP



     Chicago, Illinois

     January 29, 1999


     SIGCORP, Inc.

     CONSOLIDATED  STATEMENTS OF INCOME


     Year Ended December 31


                                             1998       1997       1996

     (in thousands except for per share amounts)

     OPERATING REVENUES:

       Electric utility                      $297,865   $272,545   $276,479

       Gas utility                             66,801     85,561     96,251

       Energy services and other              192,445     75,131     32,008

        Total operating revenues              557,111    433,237    404,738

     OPERATING EXPENSES:

       Fuel for electric generation            65,222     62,630     74,860

       Purchased electric energy               20,762     13,985      8,295

       Cost of gas sold                        39,627     54,060     66,105

       Cost of energy services and other      187,742     73,668     28,553

       Other operation expenses                64,430     60,726     60,885

       Maintenance                             37,553     29,224     29,784

       Depreciation and amortization           42,733     40,373     39,140

       Property and other taxes                12,963     12,989     14,399

        Total operating expenses              471,032    347,655    322,021

     OPERATING INCOME                          86,079     85,582     82,717

     INTEREST AND OTHER CHARGES:

       Interest expense on long-term debt      17,604     19,797     18,432

       Interest expense on short-term debt      5,686      1,519      2,387

       Amortization of premium,

       discount and expense on debt               690        671        690

       Allowance for funds used

       during construction                     (1,392)    (1,378)      (445)

       Preferred dividend requirements

       of subsidiary                            1,095      1,097      1,097

       Interest income                         (5,488)    (3,003)    (2,135)

       Other, net                              (6,602)    (3,122)    (2,536)

        Total interest and other charges       11,593     15,581     17,490

     INCOME BEFORE INCOME TAXES                74,486     70,001     65,227

       Federal and state income taxes          24,010     23,861     21,963

     NET INCOME                              $ 50,476   $ 46,140   $ 43,264


     AVERAGE COMMON SHARES OUTSTANDING         23,631     23,631     23,631

     BASIC EARNINGS PER SHARE

      OF COMMON STOCK                        $   2.14   $   1.95   $   1.83

     DILUTED EARNINGS PER SHARE

      OF COMMON STOCK                        $   2.12   $   1.95   $   1.83


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.




     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CASH FLOWS



     Year Ended December 31 (in thousands)      1998      1997      1996

     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                               $ 50,476  $ 46,140  $ 43,264

       Adjustments to reconcile net income to net cash

       provided by operating activities:

        Depreciation and amortization             42,733    40,373    39,140

        Preferred dividend requirements

        of subsidiary                              1,095     1,097     1,097

        Deferred income taxes and

        investment tax credits, net                3,684)   (3,899)   11,500

        Allowance for other funds

        used during construction                       -      (581)        -

        Change in assets and liabilities:

          Receivables, net (including

          accrued unbilled revenues)             (11,608)  (19,497)  (17,170)

          Inventories                            (12,421)   (4,306)    3,721

          Coal contract settlement                     -         -    12,928

          Accounts payable                         5,650    14,141    (4,396)

          Accrued taxes                           (1,005)   (1,855)   (1,098)

          Refunds from gas suppliers                (346)     (915)   (1,213)

          Refunds to customers                     1,347      (651)   (4,961)

          Other assets and liabilities             9,322     8,103     5,120

        Net cash provided by

        operating activities                      81,559    78,150    87,932

     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures

       (net of allowance for

       other funds used during construction)     (55,313)  (65,501)  (40,302)

       Demand side management

       program expenditures                       (1,182)   (2,340)   (3,633)

       Investments in leveraged leases             6,961         -    (6,850)

       Purchases of investments                   (1,940)     (423)        -

       Sales of investments                           80       264       700

       Investments in partnerships and

       other corporations                        (11,419)    3,166       126



       Change in nonutility property                (279)   (5,572)      395

       Change in notes receivable                  1,033    (5,592)  (11,533)

       Other                                      (2,176)   (1,181)     (150)

        Net cash used in investing

        activities                               (64,235)  (77,179)  (61,247)

     CASH FLOWS FROM FINANCING ACTIVITIES

       First mortgage bonds                      (14,000)     (295)   (8,000)

       Dividends paid                            (30,188)  (30,482)  (28,353)

       Reduction in preferred stock                 (116)        -         -

       Change in environmental

       improvement funds held by trustee            (198)     (272)     (188)

       Payments on partnership obligations        (2,205)   (2,276)   (2,787)

       Change in notes payable                    28,578    26,980    11,432

       Other                                          27     2,010       568

        Net cash used in financing activities    (18,102)   (4,335)  (27,328)

     NET DECREASE IN CASH AND CASH EQUIVALENTS      (778)   (3,364)     (643)

     CASH AND CASH EQUIVALENTS

      AT BEGINNING OF PERIOD                       5,827     9,191     9,834

     CASH AND CASH EQUIVALENTS

      AT END OF PERIOD                          $  5,049  $  5,827  $  9,191


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS



     At December 31 (in thousands)                 1998           1997

     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                    $1,141,870     $1,091,349

       Gas                                            150,136        141,646

                                                    1,292,006      1,232,995

       Less accumulated provision for depreciation    593,901        557,631

                                                      698,105        675,364

       Construction work in progress                   24,306         32,241

        Net utility plant                             722,411        707,605


     OTHER INVESTMENTS AND PROPERTY:

       Investments in leveraged leases                 36,003         42,964

       Investments in partnerships and

       other corporations                              32,389         21,197

       Environmental improvement funds

       held by trustee                                  4,300          4,102

       Notes receivable                                20,372         21,404

       Nonutility property and other                   14,901         12,503

        Total other investments and property          107,965        102,170


     CURRENT ASSETS:

       Cash and cash equivalents                        5,049          5,827

       Temporary investments, at market                   793            876

       Receivables, less allowance of

       $2,204 and $361, respectively                   65,829         52,496

       Accrued unbilled revenues                       20,595         22,320

       Inventories                                     45,351         32,930

       Current regulatory assets                        9,527         11,749

       Other current assets                             3,777          3,250

        Total current assets                          150,921        129,448


     OTHER ASSETS:

       Unamortized premium on reacquired debt           4,226          4,704

       Postretirement benefits other than pensions        985          3,263

       Demand side management programs                 25,046         24,467

       Allowance inventory                              2,093          2,093

       Deferred charges                                15,871         16,273

        Total other assets                             48,221         50,800


     TOTAL                                         $1,029,518     $  990,023


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SIGCORP, Inc.



     At December 31 (in thousands)                      1998         1997

     SHAREHOLDERS' EQUITY AND LIABILITIES

     CAPITALIZATION:

     Common Stock                                       $   78,258   $ 78,258

     Retained Earnings                                     292,717    270,828

     Accumulated Other Comprehensive Income                    (12)        77

        Total common shareholders' equity                  370,963    349,163

     Cumulative Nonredeemable Preferred

      Stock of Subsidiary                                   11,090     11,090

     Cumulative Redeemable Preferred

      Stock of Subsidiary                                    7,500      7,500

     Cumulative Special Preferred Stock of Subsidiary          808        924

     Long-Term Debt, net of current maturities             204,771    273,707

     Long-Term Partnership Obligations,

      net of current maturities                                781      2,424

       Total capitalization, excluding

       bonds subject to tender (see Consolidated

       Statements  of Capitalization)                      595,913    644,808


     CURRENT LIABILITIES:

      Current Portion of Adjustable Rate

      Bonds Subject to Tender                               53,700     31,500

     Current Maturities of Long-Term Debt,

      Interim Financing and Long-Term

      Partnership Obligations:

        Maturing long-term debt                             45,000     12,695

        Notes payable                                       69,508     41,368

        Partnership obligations                              1,577      2,139

          Total current maturities of

          long-term debt, interim financing

          and long-term partnership obligations            116,085     56,202


     Other Current Liabilities:

        Accounts payable                                    53,391     47,741

        Dividends payable                                      120        123

        Accrued taxes                                        4,863      5,868

        Accrued interest                                     5,140      5,216

        Refunds to customers                                 2,156      1,155

        Other accrued liabilities                           21,320     17,866

          Total other current liabilities                   86,990     77,969

          Total current liabilities                        256,775    165,671


     OTHER LIABILITIES:

       Accumulated deferred income taxes                   144,032    146,268

       Accumulated deferred investment tax

       credits, being amortized over

       lives of property                                    18,802     20,249

       Postretirement benefits other than pensions          11,337     11,271

       Other                                                 2,659      1,756

        Total other liabilities                            176,830    179,544


     TOTAL                                              $1,029,518   $990,023


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CAPITALIZATION





     At December 31 (dollars in thousands)              1998        1997

     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized

     50,000,000 shares, issued 23,630,568               $ 78,258    $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock        292,717     270,828

     Accumulated Other Comprehensive Income                  (12)         77

        Total common shareholders' equity                370,963     349,163


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

      outstanding 8,077 and 9,237 shares,

      respectively, redeemable at $100 per share             808         924


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                                169,915     238,420

     Notes payable                                        36,009      36,000

     Unamortized debt premium and discount, net           (1,153)       (713)

        Total long-term debt                             204,771     273,707


     LONG-TERM PARTNERSHIP OBLIGATIONS,

      NET OF CURRENT MATURITIES                              781       2,424


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

        2025, Series A, presently 3.65%                   31,500      31,500

        2030, Series C, presently 3.70%                   22,200           -

                                                          53,700      31,500

     TOTAL CAPITALIZATION, including bonds

      subject to tender                                 $649,613    $676,308


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.


     /TABLE


     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                                  Accumulated

                                                                  Other

      (in thousands except                   Common    Retained   Comprehensive

      per share data)            Total      Stock     Earnings   Income

     BALANCES, DECEMBER 31, 1995 $314,882   $ 78,258  $ 236,617  $       7


        Net Income                 43,264          -     43,264          -

        Unrealized Gain On

        Securities (net of tax)        33          -          -         33

     Comprehensive Income          43,297          -     43,264         33

     Common  Stock Dividends

     ($1.15 per share)            (27,255)         -    (27,255)         -

     BALANCES, DECEMBER 31, 1996  330,924     78,258    252,626         40


        Net Income                 46,140          -     46,140          -

        Unrealized Gain On

        Securities (net of tax)        37          -          -         37

     Comprehensive Income          46,177          -     46,140         37

     Common  Stock Dividends

     ($1.18 per share)            (27,938)         -    (27,938)         -

     BALANCES, DECEMBER 31, 1997  349,163     78,258    270,828         77


        Net Income                 50,476          -     50,476          -

        Unrealized (Loss) On

        Securities (net of tax)       (89)         -          -        (89)

     Comprehensive Income          50,387          -     50,476        (89)

     Common  Stock Dividends

     ($1.21 per share)            (28,587)         -    (28,587)         -

     BALANCES, DECEMBER 31, 1998 $370,963   $  78,258 $ 292,717  $     (12)


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

     (an Indiana corporation) as of December 31, 1998 and 1997,

     and the related statements of income, common shareholder's equity and cash flows for each of the three years in the

     period ended December 31, 1998.  These financial statements and the supplemental schedule referred to below are the

     responsibility of Southern Indiana Gas and Electric

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

     Company as of December 31, 1998 and 1997, and the results

     of their operations and their cash flows for each of the

     three years in the period ended December 31, 1998, in

     conformity with generally accepted accounting principles.


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

     ARTHUR ANDERSEN LLP

     Chicago, Illinois

     January 29, 1999



     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF INCOME



     Year Ended December 31 (in thousands)         1998       1997       1996

     OPERATING REVENUES:

       Electric                                $297,865   $272,545   $276,479

       Gas                                       66,801     85,561     96,251

          Total operating revenues              364,666    358,106    372,730

     OPERATING EXPENSES:

       Fuel for electric generation              68,849     62,630     74,860

       Purchased electric energy                 20,762     13,985      8,295

       Cost of gas sold                          39,627     54,060     66,105

       Other operation expenses                  56,001     55,611     56,139

       Maintenance                               37,398     29,086     29,641

       Depreciation and amortization             42,401     40,191     38,617

       Federal and state income taxes            25,035     27,259     24,640

       Property and other taxes                  12,591     12,828     14,004

        Total operating expenses                302,664    295,650    312,301

     OPERATING INCOME                            62,002     62,456     60,429

     OTHER INCOME:

       Allowance for other funds

       used during construction                     (73)       581          -

       Interest                                     340        541        431

       Other, net                                   488      1,448      2,234

        Total other income                          755      2,570      2,665

     INCOME BEFORE INTEREST AND OTHER CHARGES    62,757     65,026     63,094

     INTEREST AND OTHER CHARGES:

       Interest on long-term debt                17,376     18,020     18,432

       Amortization of premium, discount,

       and expense on debt                          690        671        690

       Other interest                             2,614      1,769      1,576

       Allowance for borrowed funds

       used during construction                  (1,465)      (797)      (445)

        Total interest and other charges         19,215     19,663     20,253


     NET INCOME                                  43,542     45,363     42,841


       Preferred stock dividend                   1,095      1,097      1,097


     NET INCOME APPLICABLE TO COMMON STOCK     $ 42,447   $ 44,266   $ 41,744


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CASH FLOWS



     Year Ended December 31 (in thousands)          1998      1997      1996

     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                               $ 43,542  $ 45,363  $ 42,841

       Adjustments to reconcile net

       income to net cash provided

       by operating activities:

        Depreciation and amortization             42,401    40,191    38,617

        Deferred income taxes and

       investment tax credits, net                 2,207    (4,951)   10,558

        Allowance for other funds

        used during construction                       -      (581)        -

        Change in assets and liabilities:

          Receivables, net (including

          accrued unbilled revenues)               5,152    (3,261)   (18,128)

          Inventories                            (12,587)   (3,407)     3,772

          Coal contract settlement                     -         -     12,928

          Accounts payable                         1,061      (272)    (4,882)

          Accrued taxes                           (1,153)   (2,788)    (1,682)

          Refunds from gas suppliers                (346)     (915)    (1,213)

          Refunds to customers                     1,347      (651)    (4,961)

          Other assets and liabilities             7,492     7,950      5,194

        Net cash provided by operating

        activities                                89,116    76,678    83,044


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures

       (net of allowance for other funds

       used during construction)                 (55,314)  (65,501)  (40,302)

       Demand side management

       program expenditures                       (1,182)   (2,340)   (3,633)

       Change in nonutility property                 (25)        -       648

       Other                                      (1,894)     (456)     (211)

        Net cash used in investing activities    (58,415)  (68,297)  (43,498)


     CASH FLOWS FROM FINANCING ACTIVITIES

       First mortgage bonds                      (14,000)     (295)   (8,000)

       Dividends paid                            (30,187)  (30,482)  (28,353)

       Reduction in preferred stock                 (116)        -         -

       Change in environmental improvement

       funds held by trustee                        (198)     (272)     (188)

       Change in notes payable                    13,588    20,129     1,900

       Contribution of nonregulated

       subsidiaries                                    -         -   (12,145)

       Other                                        (390)      526       533

        Net cash used in financing activities    (31,303)  (10,394)  (46,253)


     NET DECREASE IN CASH AND CASH EQUIVALENTS      (602)   (2,013)   (6,707)

     CASH AND CASH EQUIVALENTS

      AT BEGINNING OF PERIOD                       1,114     3,127     9,834

     CASH AND CASH EQUIVALENTS AT END OF PERIOD $    512  $  1,114  $  3,127


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS



     At December 31 (in thousands)                        1998         1997

     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                     $1,141,870   $1,091,349

       Gas                                             150,136      141,646

                                                     1,292,006    1,232,995

       Less accumulated provision for depreciation     593,901      557,631

                                                       698,105      675,364

       Construction work in progress                    24,306       32,241

         Net utility plant                             722,411      707,605


     OTHER INVESTMENTS AND PROPERTY:

       Environmental improvement

       funds held by trustee                             4,300        4,102

       Nonutility property and other                     1,577        1,552

         Total other investments and property            5,877        5,654


     CURRENT ASSETS:

       Cash and cash equivalents                           512        1,114

       Receivables, less allowance of

       $2,156 and $328, respectively                    28,854       32,281

       Accrued unbilled revenues                        20,595       22,320

       Inventories                                      44,566       31,979



       Current regulatory assets                         9,527       11,749

       Other current assets                              2,776        1,968

         Total current assets                          106,830      101,411


     OTHER ASSETS:

       Unamortized premium on reacquired debt            4,226        4,704

       Postretirement benefits other than pensions         985        3,263

       Demand side management programs                  25,046       24,467

       Allowance inventory                               2,093        2,093

       Deferred charges                                 14,444       15,266

         Total other assets                             46,794       49,793


     TOTAL                                          $  881,912   $  864,463


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY



     At December 31 (in thousands)                           1998      1997

     SHAREHOLDERS' EQUITY AND LIABILITIES

     CAPITALIZATION:

     Common Stock                                        $ 78,258  $ 78,258

     Retained Earnings                                    241,924   228,570

        Total common shareholders' equity                 320,182   306,828

     Cumulative Nonredeemable Preferred

      Stock of Subsidiary                                  11,090    11,090

     Cumulative Redeemable Preferred Stock of Subsidiary    7,500     7,500

     Cumulative Special Preferred Stock of Subsidiary         808       924

     Long-Term Debt, net of current maturities            169,762   238,707

        Total capitalization, excluding

        bonds subject to tender

        (see Statements of Capitalization)                509,342   565,049


     CURRENT LIABILITIES:

     Current Portion of Adjustable Rate

      Bonds Subject to Tender                              53,700    31,500

     Current Maturities of Long-Term Debt

      and Interim Financing:

        Maturing long-term debt                            45,000    12,695

        Notes payable                                      50,759    31,643

        Notes payable to Associated Company                14,930    20,886


        Total current maturities of long-term



        debt and interim financing                        110,689    65,224


     Other Current Liabilities:

        Accounts payable                                   28,127    27,066

        Dividends payable                                     120       123

        Accrued taxes                                       4,772     5,925

        Accrued interest                                    4,676     4,635

        Refunds to customers                                2,156     1,155

        Other accrued liabilities                          18,544    16,018

          Total other current liabilities                  58,395    54,922

          Total current liabilities                       222,784   151,646


     OTHER LIABILITIES:

        Accumulated deferred income taxes                 118,147   114,493

        Accumulated deferred investment

        tax credits, being amortized over

        lives of property                                  18,801    20,249

        Postretirement benefits other than pensions        11,337    11,271

        Other                                               1,501     1,755

          Other liabilities                               149,786   147,768


     TOTAL                                               $881,912  $864,463


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CAPITALIZATION



     At December 31 (dollars in thousands)                  1998       1997

     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized

     50,000,000 shares, issued 15,754,826               $ 78,258   $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock        241,924    228,570

        Total common shareholders' equity                320,182    306,828


     PREFERRED STOCK

     Cumulative, $100 par value, authorized

      800,000 shares, issuable in series:

     Nonredeemable

        4.8% Series, outstanding 85,895 shares,

        callable at $110 per share                         8,590      8,590



        4.75% Series, outstanding 25,000 shares,

        callable at $101 per share                         2,500      2,500

        Total nonredeemable preferred stock               11,090     11,090

     Redeemable

        6.50% Series, outstanding 75,000 shares,

        redeemable at $100 per share December 1, 2002      7,500      7,500


     SPECIAL PREFERRED STOCK

     Cumulative, no par value, authorized 5,000,000

     shares, issuable in series: 8-1/2% series,

      outstanding 8,077 and 9,237 shares,

     respectively, redeemable at $100 per share              808        924


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                                169,915    238,420

     Notes payable                                         1,000      1,000

     Unamortized debt premium and discount, net           (1,153)      (713)

        Total long-term debt                             169,762    238,707


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

        2025, Series A, presently 3.65%                   31,500     31,500

        2030, Series C, presently 3.70%                   22,200          -

                                                          53,700     31,500

     TOTAL CAPITALIZATION, including

      bonds subject to tender                           $563,042   $596,549


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                        Common    Retained

     (in thousands except per share data)    Total      Stock     Earnings

     Balances, December 31, 1995             $314,875   $ 78,258  $236,617


     Net Income                                42,841          -    42,841

                                              357,716     78,258   279,458

     Common  Stock Dividends                  (27,255)         -   (27,255)

     Dividend of Nonregulated

     Subsidiaries to Parent                   (37,418)         -   (37,418)

     Preferred Stock Dividends                 (1,097)         -    (1,097)



     Balances, December 31, 1996              291,946     78,258   213,688


     Net Income                                45,363          -    45,363

                                              337,309     78,258   259,051

     Common  Stock Dividends                  (29,384)         -   (29,384)

     Preferred Stock Dividends                 (1,097)         -    (1,097)

     Balances, December 31, 1997              306,828     78,258   228,570


     Net Income                                 43,542         -    43,542

                                               350,370    78,258   272,112

     Common  Stock Dividends                   (29,093)        -   (29,093)

     Preferred Stock Dividends                  (1,095)        -    (1,095)

     Balances, December 31, 1998             $ 320,182  $ 78,258  $241,924


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Note 1   Summary of Significant Accounting Policies


     SIGCORP AND SIGECO


     PRINCIPLES OF CONSOLIDATION  SIGCORP, Inc. (SIGCORP), an

     Indiana holding company, has 11 wholly-owned subsidiaries:

     Southern Indiana Gas and Electric Company (SIGECO), a gas

     and electric utility which accounts for over 80% of

     SIGCORP's net income for the twelve months ended December

     31, 1998, and ten nonregulated subsidiaries.


     SIGECO, which has no subsidiaries, is a regulated gas and

     electric utility and engaged principally in the production,

     purchase, transmission, distribution and sale of

     electricity and the delivery of natural gas.  SIGECO serves

     124,340 electric customers in the city of Evansville and 74 other communities and serves 108,335 gas customers in the

     city of Evansville and 64 other communities.


     Energy Systems Group, Inc. (ESGI) has a one-third ownership in Energy Systems Group, LLC, an energy-related performance contracting firm serving industrial and commercial

     customers.  Southern Indiana Minerals, Inc. (SIMI)

     processes and markets coal combustion by-products.

     Southern Indiana Properties, Inc. (SIPI) invests in

     leveraged leases of real estate and equipment, real estate partnerships and joint ventures, and private placement

     subordinated debt instruments.  Cash balances are invested in marketable securities. SIGCORP Energy Services, Inc.

     (Energy) was established to market energy and related

     services and is currently providing natural gas, pipeline

     management, storage service and other natural gas-related

     services to SIGECO, other utilities and endusers.  SIGCORP

     Capital, Inc. (Capital) is the primary financing vehicle

     for SIGCORP's nonregulated subsidiaries.  SIGCORP Fuels,

     Inc. (Fuels) was formed to provide coal and related

     services to SIGECO and other customers.  SIGCORP Power

     Marketing, Inc. (Power), not yet active, was formed to

     procure electric power supplies for SIGECO and other

     customers, and will market SIGECO's excess electric

     generation capacity.  SIGCORP Communications Services

     (Communications) was formed to undertake

     telecommunications-related strategic initiatives.  SIGCORP

     Environmental Services, Inc. (Environmental Services) holds

     SIGCORP's investment in Air Quality Services, a joint

     venture created to provide air quality monitoring and

     testing services to industry and utilities.  SIGECO

     Advanced Communications, Inc. (Advanced Communications)

     holds SIGCORP's investment in SIGECOM, LLC and Utilicom

     Networks, Inc. (Utilicom).  SIGECOM, LLC, is a joint

     venture between Advanced Communications and Utilicom to

     provide and market enhanced communications services over a high capacity fiber optic network in a multi-state area

     encompassing SIGECO's service territory.  Effective June

     30, 1998, ComSource, Inc., a former subsidiary of SIGCORP,

     was merged into Advanced Communications. All significant

     intercompany transactions are eliminated.


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

     These agencies regulate SIGECO's utility business

     operations, rates, accounts, depreciation allowances,

     services, security issues and the sale and acquisition of

     properties.  The financial statements of SIGCORP and SIGECO are based on generally accepted accounting principles,

     which give recognition to the ratemaking and accounting

     practices of these agencies.


     REGULATORY ASSETS  SIGECO is subject to the provisions of

     Statement of Financial Accounting Standards (SFAS) No. 71,

     "Accounting for the Effects of Certain Types of

     Regulation."  Regulatory assets represent probable future

     revenues to SIGECO associated with certain incurred costs

     which will be recovered from customers through the

     ratemaking process.

     Generally accepted accounting principles for rate regulated companies also require that regulatory assets which are no longer probable of recovery through future revenues, at the balance sheet date, be charged to earnings.  The following regulatory assets are reflected in the financial

     statements:




     At December 31 (in thousands)                   1998         1997

     Regulatory Assets:

          Demand side management program costs    $25,648      $25,069

          Postretirement benefit costs *            3,263        5,541

          Unamortized premium on reacquired debt    4,705        5,183

          Regulatory study costs                      107          337

          Fuel and gas costs *                      5,931        9,129

                                                   39,654       45,259

          Less current amounts                      9,527       11,749

          Total long-term regulatory assets       $30,127      $33,510



     *Refer to the individual paragraphs in this Note for

     discussion of specific regulatory assets.  See Income Taxes for regulatory assets and liabilities related to income

     taxes.


     As of December 31, 1998, the recovery of $19,136,000 of

     SIGECO's total regulatory assets is currently reflected in rates charged to customers.  Recovery periods range up to

     22 years for certain regulatory assets.  SIGECO intends to request recovery of its remaining regulatory assets in

     future general rate case filings.

     If all or a separable portion of SIGECO's operations

     becomes no longer subject to the provisions of SFAS No. 71,

     a write off of related regulatory assets would be required,

     unless some form of transition cost recovery continues

     through rates established and collected for SIGECO's

     remaining regulated operations that would meet the require-

     ments under generally accepted accounting principles for

     continued accounting as regulatory assets during such

     recovery period.  In addition, SIGECO would be required to determine any impairment to the carrying costs of

     deregulated plant and inventory assets.


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

     SIGECO also sells electricity to wholesale marketers which increases its exposure to potential credit losses.

     Energy's customer receivables from gas sales and

     transportation services are primarily derived from a

     diversified base of commercial and industrial customers

     located in the midwestern region of the United States.

     Energy investigates the creditworthiness of its potential

     customers.  See Note 2 for a discussion of receivables

     related to SIPI's leveraged lease investments.


     UTILITY PLANT  Utility plant is stated at the historical

     original cost of construction.  The cost of repairs and

     minor renewals is charged to maintenance expense as

     incurred.  Property unit replacements are capitalized and

     the depreciation reserve is charged with the cost, less net salvage, of units retired.


     DEPRECIATION  Depreciation of utility property is provided using the straight-line method over the estimated service

     lives of the depreciable plant.  Provisions for

     depreciation, expressed as an annual percentage of the cost of average depreciable plant in service, were as follows:






                                                 1998      1997      1996

     Electric                                     3.4%      3.4%      3.4%

     Gas                                          3.3%      3.2%      3.2%



     INCOME TAXES  SIGCORP and SIGECO utilizes the liability

     method of accounting for income taxes, providing deferred

     taxes on temporary differences.  Investment tax credits

     have been deferred and are amortized through credits to

     income over the lives of the related property.

     The components of the net deferred income tax liability are as follows:


     SIGCORP, Inc.



     At December 31 (in thousands)                      1998         1997

     Deferred Tax Liabilities:

         Depreciation and cost recovery

         timing differences                         $117,866    $117,357

         Deferred fuel costs, net                      3,446        1,252

         Leveraged leases                             25,330       31,625

         Regulatory assets recoverable

         through future rates                         26,048      25,687

     Deferred Tax Assets:

         Unbilled revenue                             (1,394)     (1,593)

         Regulatory liabilities to be

         settled through future rates                (22,993)    (25,229)

         Other, net                                   (4,271)     (2,831)

     Net deferred income tax liability              $144,032    $146,268



     The $2,236,000 decrease in the net deferred income tax

     liability from December 31, 1997 to December 31, 1998

     represents a $5,850,000 decrease in the leveraged

     lease and other assets and liabilities offset by the

     current year deferred federal and state income tax

     expense of $3,614,000.



     Southern Indiana Gas and Electric Company



     At December 31 (in thousands)                       1998        1997

     Deferred Tax Liabilities:

         Depreciation and cost recovery

         timing differences                          $117,765    $117,467

         Deferred fuel costs, net                       3,446       1,252

         Regulatory assets recoverable

         through future rates                          26,048      25,687

     Deferred Tax Assets:

         Unbilled revenue                              (1,394)     (1,593)

         Regulatory liabilities to be settled

         through future rates                         (22,993)    (25,229)

         Other, net                                    (4,725)     (3,091)

     Net deferred income tax liability               $118,147    $114,493




     Of the $3,654,000 increase in the net deferred income tax

     liability from December 31, 1997 to December 31, 1998,

     $4,112,000 is due to current year deferred federal and

     state income tax expense and the remaining $458,000

     decrease is primarily a result of the change in the other

     assets and liabilities.


     The components of current and deferred income tax expense

     are as follows:


     SIGCORP, Inc.



     Year Ended December 31 ( in thousands)    1998        1997      1996

     Current

        Federal                              $18,984    $24,387   $ 8,743

        State                                  2,859      3,961     1,891

     Deferred, net

        Federal                                3,558     (2,858)   10,967

        State                                     56       (172)    1,805

     Investment tax credit, net               (1,447)    (1,457)   (1,443)

     Total income tax expense                $24,010    $23,861   $21,963



     Southern Indiana Gas and Electric Company



     Year Ended December 31 (in thousands)    1998        1997       1996

     Current

        Federal                            $19,521     $28,403    $12,286

        State                                2,849       4,265      2,027

     Deferred, net

        Federal                              3,270      (3,673)    10,081

        State                                  842        (278)     1,689

     Investment tax credit, net             (1,447)     (1,458)    (1,443)

     Total income tax expense              $25,035     $27,259    $24,640



     A reconciliation of the statutory tax rates to effective

     income tax rate is as follows:



     SIGCORP, Inc.



     Year Ended December 31                         1998    1997    1996

     Statutory federal and state rate               37.9%   37.9%   37.9%

     Equity portion of allowance for funds

      used during construction                         -    (0.3)      -

     Book depreciation over related tax

      depreciation - nondeferred                     1.7     1.8     1.7

     Amortization of deferred investment tax credit (1.9)   (2.1)  (2.2)

     Low-income housing credit                      (3.8)   (4.0)  (4.2)

     Preferred dividend requirements of subsidiary   0.6     0.6     0.6

     Excess deferred tax                            (2.8)   (1.2)   (1.7)

     Other, net                                      0.5     1.4    1.6

     Effective tax rate                             32.2%   34.1%   33.7%



     Southern Indiana Gas and Electric Company



     Year Ended December 31                         1998   1997  1996

     Statutory federal and state rate               37.9%  37.9% 37.9%

     Equity portion of allowance for funds

      used during construction                         -   (0.3)    -

     Book depreciation over related tax

      depreciation - nondeferred                     1.7    1.8   1.9

     Amortization of deferred investment tax credit (2.1)  (2.1) (2.3)

     Other, net                                      (.4)   0.2  (1.0)

     Effective tax rate                             37.1   37.5% 36.5%



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

     The plans' assets as of December 31, 1998 consist of

     investments in interest-bearing obligations and common

     stocks.


     Change in benefit obligation:





     Year Ended December 31 (in thousands)                1998         1997

     Benefit obligation at beginning of year           $72,914      $63,999

     Service cost - benefits earned during the year      2,639        2,165

     Interest cost on projected benefit obligation       5,020        4,661

     Plan amendments                                     2,220            -



     Benefits paid                                      (3,176)      (3,005)

     Actuarial loss                                        126        5,094

     Benefit obligation at end of year                 $79,743      $72,914


     Change in plan assets:




     At December 31 (in thousands)                       1998       1997

     Plan assets at fair value at beginning of year   $76,587    $66,011

     Actual return on plan assets                       9,926     12,638

     Employer contribution                                  -        943

     Benefits paid                                     (3,176)    (3,005)

     Fair value of plan assets at end of year         $83,337    $76,587


     Reconciliation of funded status:




     At December 31 (in thousands)                        1998       1997

     Excess of plan assets over projected

      benefit obligation                              $  3,594    $ 3,673

     Remaining unrecognized transitional asset          (1,815)    (2,233)

     Unrecognized service cost                           3,455      1,412

     Unrecognized net gain                             (11,864)    (8,117)

     Accrued pension benefit liability                $ (6,630)   $(5,265)



     Components of net periodic pension benefit cost:




     Year Ended December 31 (in thousands)               1998        1997

     Service cost                                      $ 2,639    $ 2,166

     Interest cost                                       5,020      4,661

     Expected return on plan assets                     (5,985)    (5,182)

     Amortization of prior service cost                    178        147

     Amortization of transitional asset                   (418)      (418)

     Recognized actuarial gain                             (47)        (4)

     Net periodic benefit cost                         $ 1,387    $ 1,370


     The projected benefit obligation at December 31, 1998 and

     1997 was determined using an assumed discount rate of 7.0%.

     For both periods, the long-term rate of compensation

     increases was assumed to be 5.0%, and the long-term rate of return on plan assets was assumed to be 8.0%.  The

     transitional asset is being amortized over approximately

     15, 18 and 14 years for the Salaried, Hourly and Hoosier

     plans, respectively.

     In addition to the trusteed pension plans discussed above,

     SIGECO provides supplemental pension benefits to certain

     current and former officers under nonqualified and

     nonfunded plans.  The accrued pension liability for this

     plan at December 31, 1998 and 1997 was $3,820,000 and

     $3,255,000, respectively.  Annual service cost related to

     these benefits is approximately $700,000.


     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS  SIGECO

     provides certain postretirement health care and life

     insurance benefits for retired employees and their

     dependents through a combination of self-insured and fully-

     insured plans.  In 1998, SIGECO amended these benefits for salaried employees aged 49 years and younger to require

     retiree contributions towards the related health care

     insurance costs.  SFAS No. 106, "Employers' Accounting for

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

     Change in benefit obligation:





     Year Ended December 31 (in thousands)                 1998      1997

     Benefit obligation at beginning of year            $30,924   $29,275

     Service cost - benefits earned during the period       578       890

     Interest cost on accumulated benefit obligation      1,664     2,056

     Actuarial gain                                      (4,201)     (443)

     Benefits paid net of participant contributions      (1,024)     (854)

     Plan amendments                                     (2,412)        -

     Benefit obligation at end of year                  $25,529   $30,924




     The net periodic cost determined under the standard

     includes the amortization of the discounted present value

     of the obligation at the adoption date, $29,400,000, over a

     20-year period.


     Change in plan assets:





     At December 31 (in thousands)                         1998      1997

     Plan assets at fair value at beginning of year     $ 7,336   $ 5,205

     Actual return on plan assets                         1,031       597

     Employer contribution                                2,168     2,388

     Benefits paid net of participant contributions      (1,024)     (854)

     Fair value of plan assets at end of year           $ 9,511    $7,336

     Reconciliation of funded status:




     At December 31 (in thousands)                          1998       1997

     Excess of projected benefit obligation

      over plan assets                                  $(16,018)  $(23,588)

     Unrecognized actuarial gain                         (13,671)    (9,759)

     Unrecognized transition obligation                   18,353     22,076

     Accrued postretirement benefit liability           $(11,336)  $(11,271)



     Components of net periodic other postretirement benefit cost:




     Year Ended December 31 (in thousands)                1998      1997

     Service cost                                       $  578    $  890

     Interest cost                                       1,664     2,056

     Expected return on plan assets                       (577)     (399)

     Amortization of transitional obligation             1,311     1,472

     Recognized actuarial gain                            (743)     (499)

     Net periodic benefit cost                          $2,233    $3,520



     The assumptions used to develop the accumulated

     postretirement benefit obligation at December 31, 1998 and

     1997 included discount rates of 7.0%.  As of December 31,

     1998 the health care cost trend rate is 8.0% declining to

     4.5% in 2006. The accrued health care cost trend rate for

     1999 is 8.0%.  The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.  A 1.0% increase in the assumed health care cost

     trend rate each year would increase the aggregate service

     and interest costs for 1998 by $385,000 and the accumulated postretirement benefit obligation by $3,900,000.  A 1.0%

     decrease in the assumed health care cost trend rate each

     year would decrease the aggregate service and interest

     costs for 1998 by $308,000 and the accumulated

     postretirement benefit obligation by $3,169,000.


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

     CASH FLOW INFORMATION  For balance sheet and cash flow

     purposes, SIGCORP and SIGECO consider all highly liquid

     debt instruments purchased with an original maturity of

     three months or less to be cash equivalents.


     During 1998, 1997 and 1996, SIGCORP paid interest (net of

     amounts capitalized) of $21,900,000, $19,888,000 and

     $20,328,000, respectively, and income taxes of $27,594,000,

     $29,552,000 and $12,237,000, respectively.  SIGCORP is

     involved in several partnerships which are partially

     financed by partnership obligations amounting to $2,358,000 and $4,563,000 at December 31, 1998 and 1997, respectively.


     During 1998, 1997 and 1996, SIGECO paid interest (net of

     amounts capitalized) of $18,484,000, $18,929,000 and

     $19,591,000, respectively, and income taxes of $23,789,000,

     $35,239,000 and $15,746,000, respectively.



     INVENTORIES  SIGECO accounts for inventories under the

     average cost method except for gas in underground storage

     which is accounted for under the last-in, first-out (LIFO)

     method.



     SIGCORP, Inc.



     At December 31 (in thousands)                        1998       1997

     Fuel (coal and oil) for electric generation       $15,701    $ 8,920

     Materials and supplies                             15,179     13,579

     Emission allowances                                 5,133      2,616

     Gas in underground storage - at LIFO cost          10,762      9,046

     Other                                                 669        862

     Total inventories                                 $47,444    $35,023




     Southern Indiana Gas and Electric Company



     At December 31 (in thousands)                         1998        1997

     Fuel (coal and oil) for electric generation        $15,701    $ 8,920

     Materials and supplies                              15,063     13,490

     Emission allowances                                  5,133      2,616

     Gas in underground storage - at LIFO cost           10,762      9,046

     Total inventories                                  $46,659    $34,072



     Based on the December 1998 price of gas purchased, the cost of replacing SIGECO's current portion of gas in underground storage at December 31, 1998 exceeded the amount stated on a LIFO basis by approximately $13,000,000.


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


     SIGECO records any adjustment clause under-or overrecovery each month in revenues.  A corresponding asset or liability is recorded until such time as the under-or overrecovery is



     billed or refunded to its customers.  The cost of gas sold is charged to operating expense as delivered to customers

     and the cost of fuel for electric generation is charged to operating expense when consumed.


     COMPREHENSIVE INCOME  SIGCORP adopted Statement of

     Financial Accounting Standards (SFAS) No. 130 "Reporting

     Comprehensive Income" in 1998.  The objective of the

     statement is to report comprehensive income which is a measure of all changes in equity of an enterprise which result from transactions or other economic events during

     the period other than transactions with shareholders.  This information is reported in the Consolidated Statements of

     Common Shareholders' Equity.  SIGCORP's components of

     accumulated other comprehensive income includes unrealized

     gains (losses) on available for sale securities.   SIGECO

     has no elements of other comprehensive income.


     NEW ACCOUNTING PRONOUNCEMENTS  In June 1997, the Financial

     Accounting Standards Board (FASB) issued SFAS No. 131,

     "Disclosures about Segments of an Enterprise and Related

     Information."  In February 1998, FASB issued SFAS No. 132,

     "Employers' Disclosures about Pensions and Other

     Postretirement Benefits." These statements, which were

     adopted by SIGCORP and SIGECO during 1998, do not affect

     the accounting recognition or measurement of transactions,

     but rather, require expanded disclosures.


     In June 1998, the FASB issued SFAS No. 133, "Accounting for

     Derivative Instruments and Hedging Activities," which is

     effective for fiscal years beginning after June 15, 1999,

     but may be adopted earlier.  SFAS No. 133 establishes

     accounting and reporting standards requiring that every

     derivative instrument, including certain derivative

     instruments embedded in other contracts, be recorded on

     Consolidated Balance Sheets as either an asset or liability measured at fair value.  The accounting for changes in the fair value of a derivative depends on the intended use of

     the derivative and resulting designation.


     SFAS No. 133 requires that changes in the derivative's fair value be recognized in the current period's earnings,

     unless specific hedge accounting criteria are met.  If an

     entity qualifies for hedge accounting, gains and losses on derivatives, generally, will offset the related effects of the hedged items in the current period income statement.

     SFAS No. 133 requires that formal documentation be

     maintained and that the effectiveness of the hedge be

     assessed quarterly.



     SIGCORP and SIGECO have not yet quantified the effects of

     adopting SFAS No. 133 on its financial statements and has

     not determined the timing or method of its adoption of this statement.  However, adoption of SFAS No. 133 could

     increase the volatility in earnings and other comprehensive income.


     Note 2  Leveraged Leases


     SIGCORP


     SIPI is a lessor in four leveraged lease agreements under

     which an office building, a part of a reservoir, a gas

     turbine electric generating peaking unit and passenger

     railroad cars are leased to third parties.  In early 1998,

     SIPI sold its leveraged lease in a paper mill.  The

     economic lives and lease terms vary with the leases.  The

     total equipment and facilities cost was approximately

     $86,700,000 and $110,800,000 at December 31, 1998 and 1997,

     respectively.  The cost of the equipment and facilities was partially financed by nonrecourse debt provided by lenders,

     who have been granted an assignment of rentals due under

     the leases and a security interest in the leased property,

     which they accepted as their sole remedy in the event of

     default by the lessee.  Such debt amounted to approximately

     $66,700,000 and $79,100,000 at December 31, 1998 and 1997,

     respectively.  SIGCORP's net investment in leveraged leases at those dates was $10,673,000 and $11,339,000,

     respectively, as shown:





     At December 31 (in thousands)                         1998       1997

     Minimum lease payments receivable                  $51,443    $63,877

     Estimated residual value                            29,073     29,073

     Less unearned income                                44,513     49,986

     Investment in lease financing

      receivables and loan                               36,003     42,964

     Less deferred taxes arising from

      leveraged leases                                   25,330     31,625

     Net investment in leveraged leases                 $10,673    $11,339


     Note 3  Short-Term Financing


     SIGCORP and SIGECO



     SIGECO has trust demand note arrangements totaling

     $17,000,000 with several banks, of which $16,500,000 was

     utilized at December 31, 1998.  Funds are also borrowed

     periodically from banks on a short-term basis, made

     available through lines of credit.  SIGCORP has available

     lines of credit totaling $79,000,000 at December 31, 1998

     of which $33,008,000 was utilized at that date.  SIGCORP,

     also, has a $20,000,000 short-term loan outstanding.



     SIGCORP, Inc.



     At December 31 (in thousands)                1998       1997      1996

     Notes Payable

        Balance at year end                    $69,508    $41,368   $38,750

        Weighted average interest

        rate on year end balance                  5.86%      6.21%     5.94%

        Average daily amount outstanding

        during the year                        $38,408    $14,510   $24,430

        Weighted average interest rate

        on average daily amount

        outstanding during the year               6.22%      6.08%     5.74%



     SIGECO has trust demand note arrangements totaling

     $17,000,000 with several banks of which $16,500,000 was

     utilized at December 31, 998.  Funds are also borrowed

     periodically from banks on a short-term basis, made

     available through lines of credit.  SIGECO has available

     lines of credit totaling $49,000,000 at December 31, 1998

     of which $14,259,000 was utilized at that date.  SIGECO,

     also, has a $20,000,000 short-term loan outstanding.

     SIGECO, also, has a loan outstanding from SIGCORP for

     $14,930,000 as of December 31, 1998.



     Southern Indiana Gas and Electric Company



     At December 31 (in thousands)                  1998      1997    1996

     Notes Payable

        Balance at year end                      $65,689   $52,529 $32,400

        Weighted average interest rate

        on year end balance                         5.77%     6.31%   5.94%

        Average daily amount outstanding

        during the year                          $43,149   $19,777 $24,428

        Weighted average interest rate

        on average daily amount

        outstanding during the year                 6.28%     6.13%   5.74%

     /TABLE

     Note 4  Long-Term Debt


     SIGCORP and SIGECO


     The annual sinking fund requirement of SIGECO's first

     mortgage bonds is 1% of the greatest amount of bonds

     outstanding under the Mortgage Indenture.  This requirement may be satisfied by certification to the Trustee of

     unfunded property additions in the prescribed amount as

     provided in the Mortgage Indenture.  SIGECO intends to meet the 1999 sinking fund requirement by this means and,

     accordingly, the sinking fund requirement for 1999 is

     excluded from current liabilities on the balance sheet.  At

     December 31, 1998, $296,605,000 of SIGECO's utility plant

     remained unfunded under SIGECO's Mortgage Indenture.


     Several of SIGCORP's partnership investments have been

     financed through obligations with such partnerships.  Of

     the amount of first mortgage bonds, notes payable and

     partnership obligations outstanding at December 31, 1998,

     the following amounts which mature in the five years

     subsequent to 1998 are as follows:




                                        SIGCORP           SIGECO

       1999                             $46,577,000   $45,000,000

       2000                                  532,000              -

       2001                                  249,000              -


     In addition, $53,700,000 of adjustable rate pollution

     control series first mortgage bonds could, at the election of the bondholder, be tendered to SIGECO in March 1999.  If

     SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional

     funds for payment to bondholders.  For financial statement presentation purposes those bonds subject to tender in 1999 are shown as current liabilities.


     First mortgage bonds, notes payable and partnership

     obligations outstanding and classified as long-term are as follows:


     SIGCORP, Inc.



     At December 31 (in thousands)                         1998       1997

     First Mortgage Bonds due:

       1999, 6%                                        $      -   $ 45,000

       2020, 4.40% Pollution Control Series B             4,640      3,945

       2030, 4.40% Pollution Control Series B            22,000     22,000

       2014, 7.25% Pollution Control Series A            22,500     22,500

       2016, 8.875%                                      23,000     25,000

       2023, 7.60%                                       45,000     45,000

       2025, 7.625%                                      20,000     20,000

       Adjustable Rate Pollution Control:

       2015, Series A, presently 4.60%                    9,975      9,975

       Adjustable Rate Environmental Improvement:

       2023, Series B, presently 6%                      22,800     22,800

       2030, Series C, presently 3.70%                        -     22,200

     Total first mortgage bonds                        $169,915   $238,420

     Notes Payable:

       Insurance Company, due 2012, 7.43%              $ 35,000   $ 35,000

       Tax Exempt, due 2003, 6.25%                        1,000      1,000

       Bank, due 2000, 2.90%                                  9          -

     Total notes payable                               $ 36,009   $ 36,000

     Partnership Obligations, due 2000

      through 2004, without interest                   $    781   $  2,424




     Southern Indiana Gas and Electric Company



     At December 31 (in thousands)                          1998       1997

     First Mortgage Bonds due:

       1999, 6%                                         $      -   $ 45,000

       2020, 4.40% Pollution Control Series B              4,640      3,945

       2030, 4.40% Pollution Control Series B             22,000     22,000

       2014, 7.25% Pollution Control Series A             22,500     22,500

       2016, 8.875%                                       23,000     25,000

       2023, 7.60%                                        45,000     45,000

       2025, 7.625%                                       20,000     20,000

       Adjustable Rate Pollution Control:

       2015, Series A, presently 4.60%                     9,975      9,975

       Adjustable Rate Environmental Improvement:

       2023, Series B, presently 6%                       22,800     22,800

       2030, Series C, presently 3.70%                         -     22,200

     Total first mortgage bonds                         $169,915   $238,420

     Notes Payable:

       Tax Exempt, due 2003, 6.25%                         1,000      1,000

     Total notes payable                                $  1,000   $  1,000


     Note 5  Capital Stock


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

     1998, ranged from July 13, 2004 to July 14, 2007.  Stock

     option activity for the past three years was as follows:




     At December 31                                   1998    1997     1996

     Outstanding at beginning of year              458,169 327,901  282,478

     Granted                                        74,999 139,348   46,173

     Exercised                                     (29,500) (9,080)    (750)

     Outstanding at end of year                    503,668 458,169  327,901

     Exercisable at end of year                    381,765 318,821  226,044

     Reserved for future grants at end of year     204,639 279,638  418,986

     Average Option Price  - Exercised              $21.16  $18.42   $18.42

                           - Outstanding at

                             end of year            $23.28  $21.58   $19.43



     SIGCORP and SIGECO account for stock compensation in

     accordance with Accounting Principles Board Opinion No. 25,

     "Accounting for Stock Issued to Employees."  Under



     Accounting Principles Board Opinion No. 25, no compensation cost has been recognized for stock options.  Had

     compensation cost for stock options been determined

     consistent with SFAS No. 123 "Accounting for Stock-based

     Compensation," net income would have been reduced to the

     following pro forma amounts:




     SIGCORP, Inc.

     At December 31                                1998     1997      1996

     Net Income:

       As reported                              $50,476  $46,140   $43,264

       Pro forma                                 49,961   45,848    43,176

     Basic Earnings Per Share:

       As reported                               $ 2.14   $ 1.95    $ 1.83

       Pro forma                                   2.11     1.94      1.83

     Diluted Earnings Per Share:

       As reported                               $ 2.12   $ 1.95    $ 1.83

       Pro forma                                   2.10     1.94      1.82



     Southern Indiana Gas and Electric Company



     At December 31                                1998      1997      1996

     Net Income:

       As reported                              $42,447   $44,266   $41,744

       Pro forma                                 41,932    43,974    41,656




     The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following

     weighted average assumptions used for grants in the twelve month periods ended December 31, 1998, 1997 and 1996: risk-

     free interest rate of 4.44%, 5.75% and 6.50%, respectively;

     expected option term of five years; expected volatilities

     of 33.16%, 36.62% and 13.83%,  respectively; and dividend

     rates of 3.77%, 4.46% and 4.96%, respectively.


     EARNINGS PER SHARE  The following table illustrates the

     basic and diluted earnings per share calculations.




     SIGCORP, Inc.



     At December 31  (in thousands except for per share amounts)

             1998                1997                  1996

                            Per                  Per                  Per

            Income  Shares Share Income  Shares Share Income  SharesShare

                            Amount               Amount               Amount

     Basic EPS

            $50,476 23,631 $2.14 $46,140 23,631 $1.95 $43,264 23,631$1.83

     Effect of dilutive securities

                       134                   56                    40

     Diluted EPS

            $50,476 23,765 $2.12 $46,140 23,687 $1.95 $43,264 23,671$1.83



     Basic earnings per common share were computed by dividing

     net income by the weighted average number of shares of

     common stock outstanding during the year.  Diluted earnings per common share were determined using the treasury stock

     method for dilutive stock options.


     Options to purchase 74,999 shares of common stock at $32.06 per share were granted in July 1998, but were not included in the computation of diluted earnings per share because

     the exercise price was greater than the average market

     price of the common shares.


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


     CUMULATIVE SPECIAL PREFERRED STOCK OF SIGECO  The

     Cumulative Special Preferred Stock contains a provision

     which allows the stock to be tendered on any of its

     dividend payment dates.  On September 2, 1998, SIGECO

     repurchased 1,160 shares of the Cumulative Special

     Preferred Stock at a cost of $118,500 as a result of a

     tender within the provision of the issuance.


     Note 6  Ownership of Warrick Unit 4


     SIGCORP and SIGECO



     SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Aluminum Company of America, own the 270 MW Unit 4 at

     the Warrick Power Plant as tenants in common.  SIGECO's

     share of the cost of this unit at December 31, 1998 is

     $36,295,000 with accumulated depreciation totaling

     $25,472,000.  AGC and SIGECO also share equally in the cost of operation and output of the unit.  SIGECO's share of

     operating costs is included in operating expenses in the

     Consolidated Statements of Income.

     Note 7  Commitments and Contingencies


     SIGCORP and SIGECO


     SIGECO presently estimates that approximately $66,000,000

     will  be  expended  for  construction  purposes  in  1999,

     including those amounts applicable to SIGECO's demand side

     management  (DSM)  programs.    Commitments  for  the  1999

     construction  program  are  approximately  $23,853,000  at

     December 31, 1998.  Additionally, SIGECO has a three-year

     contract  with  a  utility-affiliated  power  marketer  to purchase 50 MW of electric power beginning January 2000

     through December 2002.


     Note 8  Lease Obligations


     SIGCORP


     SIMI has entered into an agreement to lease back a

     previously sold manufacturing facility and related

     equipment at $532,000 per year through 2010 under a

     noncancelable operating lease. In December 1997, Fuels

     entered operating lease agreements for mining equipment.

     The aggregate future minimum rental payments required under the above leases are as follows:




     Year Ended December 31 (in thousands)

                 1999                               $  2,319

                 2000                                 2,319

                 2001                                 2,319

                 2002                                 2,319

                 2003                                 2,144

                 Thereafter                           9,041

                 Total lease payments               $20,461



     Total rental expense under all operating leases was

     $1,206,977, $578,454 and $558,282  for the years ended

     December 31, 1998, 1997 and 1996, respectively.


     Note 9  Segments of Business


     SIGCORP AND SIGECO


     SIGCORP and SIGECO adopted SFAS No. 131 "Disclosures about

     Segments of an Enterprise and Related Information" in 1998.

     SFAS   No.   131   establishes   standards   for   reporting

     information   about   operating   segments   in   financial

     statements and disclosures about products and services and

     geographic  areas.    Operating  segments  are  defined  as

     components of an enterprise for which separate financial

     information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.


     SIGCORP has four reportable segments.  They are SIGECO's

     electric and gas utility operations, Energy Services gas

     marketing services and SIPI's investment operations.  All

     other subsidiary operations and corporate activities are

     included  in  other.    SIGCORP's  reportable  segments  are

     operations  that  are  managed  separately  and  meet  the

     quantitative  thresholds  required  by  SFAS  No.  131.    A

     description  of  the  segments'  products  and  services  is included in Note 1 "Principles of Consolidation."  The

     accounting policies of the segments are those described in

     Note 1.  Revenues for each of SIGCORP's segments are

     attributable principally to customers in the United States.

     Certain financial information relating to significant

     segments of business is presented below:




     SIGCORP, Inc.

     Year Ended December 31

     (in thousands)                           1998         1997         1996

     Operating revenues:

       Electric                         $  297,865   $  272,545   $  276,479

       Gas                                  66,801       85,561       96,251

       Gas marketing                       179,613       71,669        1,446

       Investment operations                   963          955          930

       All other                            28,664        2,507       29,632

       Total                               573,906      433,237      404,738

     Interest revenue:

       Electric <F1>                           309          492          392

       Gas <F1>                                 31           49           39

       Gas marketing                            71           27            -

       Investment operations                 3,702        2,305        1,392

       All other                             4,880        2,912          312



       Total                                 8,993        5,785        2,135

     Interest expense:

       Electric <F1>                        18,191       18,009       18,207

       Gas <F1>                              1,799        1,781        1,801

       Gas marketing                           155           15            -

       Investment operations                 2,749        2,242          773

       All other                             3,901        2,051           38

       Total                                26,795       24,098       20,819

     Income taxes:

       Electric                             22,881       23,714       21,603

       Gas                                   2,153        3,545        3,037

       Gas marketing                           339          244          (15)

       Investment operations                (1,517)      (2,564)      (2,314)

       All other                               154       (1,078)        (348)

       Total                                24,010       23,861       21,963

     Net income:

       Electric                             38,342       37,861       37,029

       Gas                                   4,106        6,404        4,714

       Gas marketing                           543          405          (26)

       Investment operations                 6,899        3,528        2,391

       All other                               586       (2,058)        (844)

       Total                                50,476       46,140       43,264

     Depreciation and amortization expense:

       Electric                             38,077       36,217       35,018

       Gas                                   4,324        3,974        3,599

       Gas marketing                            36            4            -

       Investment operations                   189           91          410

       All other                               107           87          113

       Total                                42,733       40,373       39,140

     Capital expenditures:

       Electric                             47,114       55,735       34,836

       Gas                                   9,381       12,687        9,099

       Gas marketing                             -           20           72

       Investment operations                   196          547          297

       All other                            11,754          592          952

       Total                                68,445       69,581       45,256

     Identifiable assets:

       Electric <F2>                       740,746      726,507      710,791

       Gas <F2>                            141,174      137,956      141,534

       Gas marketing                        25,905       22,372        1,468

       Investment operations                87,000       94,365       92,337

       All other                           460,706      398,928      349,694

       Total assets                     $1,455,531   $1,380,128   $1,295,824


     <F1>   SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.

     <F2>     Utility plant less accumulated provision for depreciation,

     inventories, receivables (less allowance), regulatory assets and other identifiable assets.


     /TABLE

     The following is a reconciliation to the consolidated

     financial statements of SIGCORP:




     Year Ended December 31

     (in thousands)                               1998         1997       1996

     Operating revenues:

       Total revenues for segments          $  573,906   $  433,237 $  404,738

       Elimination of

       intersegment revenues                   (16,795)           -          -

       Total consolidated revenues             557,111      433,237    404,738

     Interest revenue:

       Total interest revenue

       for segments                              8,993        5,785      2,135

       Elimination of intersegment

       interest                                 (3,505)      (2,782)         -

       Total consolidated interest revenue       5,488        3,003      2,135

     Interest expense:

       Total interest expense for segments      26,795       24,098     20,819

       Elimination of intersegment interest     (3,505)      (2,782)         -

       Total consolidated interest expense      23,290       21,316     20,819

     Identifiable assets:

       Total assets for segments             1,455,531    1,380,128  1,295,824

       Elimination of intersegment assets     (426,013)    (390,105)  (343,104)

       Total consolidated assets            $1,029,518   $  990,023 $  952,720




     Southern Indiana Gas and Electric Company



     Year Ended December 31 (in thousands)   1998      1997         1996

     Operating revenues:

       Electric                            $297,865   $272,545    $276,479

       Gas                                   66,801     85,561      96,251

       Total                                364,666    358,106     372,730

     Interest revenue:

       Electric <F1>                            309        492         392

       Gas <F1>                                  31         49          39

       Total                                    340        541         431
     Interest expense:

       Electric <F1>                         18,191     18,009      18,207

       Gas <F1>                               1,799      1,780       1,801

       Total                                 19,990     19,789      20,008

     Identifiable assets:

       Electric <F2>                        740,746    726,507     710,791

       Gas (b)                              141,174    137,956     141,534

       Total assets                        $881,920   $864,463    $852,325




     <F1>  SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.

     <F2>  Utility plant less accumulated provision for depreciation,

     inventories, receivables (less allowance), regulatory assets and other identifiable assets.



     The following is a reconciliation to the financial

     statements of SIGECO:




     Year Ended December 31

     (in thousands)                              1998       1997      1996

     Operating revenues:

       Total revenues for segments           $364,666   $358,106  $372,730

     Interest revenue:

       Total interest revenue for segments        340        541       431

     Interest expense:

       Total interest expense for segments     19,990     19,789    20,008

     Identifiable assets:

       Total assets for segments             $881,920   $864,463  $852,325


     Note 10  Disclosures About Fair Value


     SIGCORP and SIGECO


     Except for the following financial instruments, fair value of SIGCORP's and SIGECO's financial instruments is

     equivalent to carrying value due to their short-term

     nature.


     SIGCORP, Inc.



     At December 31

     (in thousands)                     1998                   1997

                                  Carrying   Estimated  Carrying  Estimated

                                   Amount    Fair Value  Amount   Fair Value

     Long-Term Debt (including

      current portion)            $303,471   $376,424   $318,597  $381,489

     Partnership Obligations

     (including current portion)     2,358      3,446      4,563     6,163

     Redeemable Preferred Stock

      of Subsidiary                  7,500      9,044      7,500     8,091




     Southern Indiana Gas and Electric Company

     CAPTION




     At December 31

     (in thousands)                      1998                  1997

                                  Carrying   Estimated  Carrying  Estimated

                                   Amount    Fair Value  Amount   Fair Value

     Long-Term Debt (including

      current portion)            $268,462   $333,456   $283,597  $341,375

     Redeemable Preferred Stock      7,500      9,044      7,500     8,091



     At December 31, 1998 and 1997, respectively, the fair value of SIGCORP's debt relating to utility operations exceeded

     carrying amounts by $65,000,000 and $58,000,00.

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


     LONG-TERM DEBT  The fair value of SIGECO's long-term debt

     was estimated based on the current quoted market rate of

     utilities with a comparable debt rating.  Nonutility long-

     term debt was valued based upon the most recent debt

     financing.


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




     Selected Quarterly Financial Data (Unaudited)

     SIGCORP, Inc.

     Quarter Ended

        March 31,         June 30,         September 30,     December 31,


        1998     1997     1998     1997    1998    1997     1998    1997


     (in thousands except for per share amounts)

     Operating Revenues

        $141,071 $107,572 $133,305 $85,609 $134,035$108,795 $148,700$131,261



     Operating Income

        $23,880  $23,443  $16,623  $13,497 $31,557 $34,627  $14,019 $14,015

     Net Income

        $16,426  $13,113  $9,007$6,263     $17,876 $19,947  $7,167  $ 6,817

     Basic Earnings Per Share

        $0.70    $0.55    $0.38    $0.27   $0.76   $ 0.84   $0.30   $0.29

     Diluted Earnings Per Share

        $0.69    $0.55    $0.38    $0.26   $0.75   $0.84    $0.30   $0.29

     Average Common Shares Outstanding

        23,631   23,631   23,631   23,631  23,631  23,631   23,631  23,631






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     Quarter Ended

        March 31,         June 30,         September 30,    December 31,

        1998     1997     1998    1997    1998    1997     1998    1997

     (in thousands)

           .

     Operating Revenues

        $95,145  $98,733  $87,821 $75,399 $93,359 $93,357  $88,341 $90,617

     Operating Income

        $16,419  $17,04   $12,518 $11,461 $21,376 $23,723  $11,689 $10,679

     Net Income

        $12,763  $12,712  $7,585  $6,617  $16,429 $19,040  $5,670  $ 5,897



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

                Indiana Gas and Electric Company's Joint Proxy



                Statement (the Joint Proxy Statement), dated

                March 22, 1999 definitive copies of which were

                filed with the Commission pursuant to Regulation

                14A.


            (b) Identification of Executive Officers


                The information required by this item is

                included in Part I, Item 1. - BUSINESS on

                page 13, to which reference is hereby made.


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

     Statements, page 27, filed as part of this report.


     (a)  3)Exhibits:

         SIGCORP and SIGECO

         EX-2(a) Agreement and Plan of Exchange, of common

     stock between Southern Indiana Gas and Electric Company and

     SIGCORP, Inc., dated February 23, 1995.  (Physically filed and designated as Exhibit 2(a) in Amendment No. 1 to Form

     S-4 Registration Statement filed January 20, 1995, File No.

     33-57381.)



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


          EX-4(a)*Mortgage and Deed of Trust dated as of April

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

     1, 1975, January 15, 1977, April 1, 1978, June 4, 1981,

     January 20, 1983, November 1, 1983, March 1, 1984, June 1,

     1984, November 1, 1984, July 1, 1985, November 1, 1985,

     June 1, 1986.  (Physically filed and designated in

     Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-

     effective Amendment No. 1 to Registration No. 2-62032 as

     Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit



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

     1-3553, as Exhibit 4-A.)  April 1, 1993.  (Physically filed and designated in Form 8-K, dated April 13, 1993, File 1-

     3553, as Exhibit 4.)  June 1, 1993 (Physically filed and

     designated in Form 8-K, dated June 14, 1993, File 1-3553,

     as Exhibit 4.)  May 1, 1993.  (Physically filed and

     designated in Form 10-K, for the fiscal year 1993, File No.

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

     Electric Company.  (Physically filed and designated in



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

     Exhibit A-5.)


          EX-10.10Seventh Supplement, dated as of October 1,

     1979, to the Power Agreement.  (Physically filed and

     designated in Form 10-K for the fiscal year 1979, File No.

     1-3553, as Exhibit A-6.)


          EX-10.11Eighth Supplement, dated as of June 1, 1980 to

     the Electric Power Agreement, dated May 28, 1971, between

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

     No. 1-3553, as Exhibit 10-A-13.)



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

     1994 Stock Option Plan (Physically filed and designated in



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

     filed and designated in Form 10-K for the fiscal year 1997,

     File No. 1-3553, as Exhibit 10.23.)


          EX-10.24**  Agreement dated September 1, 1997 between

     Southern Indiana Gas and Electric Company and J. Gordon

     Hurst regarding continuation of employment, which

     supercedes such agreement dated February 22, 1989.

     (Physically filed and designated in Form 10-K for the

     fiscal year 1997, File No. 1-3553, as Exhibit 10.24.)


          EX-10.25**  Agreement dated January 10, 1997 between

     Ronald G. Jochum and Southern Indiana Gas and Electric

     Company regarding continuation of employment.  (Physically filed and designated in Form 10-K for the fiscal year 1997,

     File No. 1-3553, as Exhibit 10.25.)


          EX-10.26**  Agreement dated January 10, 1997 between

     Southern Indiana Gas and Electric Company and Ronald G.

     Reherman regarding continuation of employment, which

     supercedes such agreement dated May 6, 1991.  (Physically

     filed and designated in Form 10-K for the fiscal year 1997,

     File No. 1-3553, as Exhibit 10.26.)


          EX-10.27**  Agreement dated April 16, 1997 between

     Southern Indiana Gas and Electric Company and Ronald G.

     Reherman regarding supplemental pension and disability

     benefits, which supercedes such agreement dated February 1,

     1995.  (Physically filed and designated in Form 10-K for

     the fiscal year 1997, File No. 1-3553, as Exhibit 10.27.)


          EX-10.28**  Agreement dated January 10, 1997 between

     Southern Indiana Gas and Electric Company and Jeffrey L.

     Davis regarding continuation of employment.  (Physically

     filed and designated in Form 10-K for the fiscal year 1997,

     File No. 1-3553, as Exhibit 10.28.)



          EX-10.29**  Southern Indiana Gas and Electric

     Company's nonqualified Supplemental Retirement Plan as

     amended, effective April 16, 1997.  (Physically filed and

     designated in Form 10-K for the fiscal year 1997, File No.

     1-3553, as Exhibit 10.29.)


          ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item

     601 of Regulation S-K.




     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

     REPORTS ON FORM 8-K  (Continued)


          SIGECO

          EX-12  Computation of Ratio of Earnings to Fixed

     Charges


          SIGCORP

          EX-21  Subsidiaries of the Registrant


          SIGCORP and SIGECO

          EX-24  Power of Attorney


          SIGCORP and SIGECO

          EX-27  Financial Data Schedule


     (b)  Reports on Form 8-K


            No Form 8-K reports were filed by SIGCORP or SIGECO

     during the fourth quarter of 1998.




     <table.


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


                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



     Column A              Column B      Column C        Column D     Column E

                                        Additions

                           Balance   Charged Charged    Deductions    Balance

                           Beginning to      to Other   from          End of

     Description           of Year   ExpensesAccounts   Reserves, Net Year

                                              (in thousands)


     VALUATION AND QUALIFYING

     ACCOUNTS:

     Year 1998 -  Accumulated

     provision for uncollectible

     accounts              $   328   $2,797  $    -     $  969       $2,156


     Year 1997 - Accumulated

     provision for uncollectible

     accounts              $   215   $1,517  $    -     $1,404       $  328


     Year 1996 - Accumulated

     provision for uncollectible

     accounts              $   138   $   910 $    -     $  833       $  215


     OTHER RESERVES:


     Year 1998 - Reserve for

     injuries and damages  $1,047    $    68 $  261<F1> $  594       $  782


     Year 1997 - Reserve for

     injuries and damages  $1,737    $ (253) $  356<F1> $  793       $1,047


     Year 1996 - Reserve for

     injuries and damages  $1,541    $   968 $  221<F1> $  993       $1,737


     <F1> Charged to construction accounts



                              SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of

     the Securities Exchange Act of 1934, the registrants have

     duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


     Date:  March 29, 1999

       SIGCORP, Inc.

       By R. G. Reherman, Chairman, President

       and Chief Executive Officer


       BY     R. G. Reherman

              R. G. Reherman


       SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

       By R. G. Reherman, Chairman


       BY     R. G. Reherman



              R. G. Reherman


       Pursuant to the requirements of the Securities Exchange

     Act of 1934, this report has been signed below by the

     following persons on behalf of the registrants and in the

     capacities and on the dates indicated.


     Signatures     Title                                       Date

     R.G. Reherman  Chairman, President and Chief Executive Officer

                    of SIGCORP, Inc.

                    (Principal Executive Officer)

                    Chairman of Southern Indiana Gas and

                    Electric Company                            March 29, 1999


     A.E. Goebel*   Executive Vice President of SIGCORP, Inc.

                    President and Chief Executive Officer

                    of Southern Indiana Gas and Electric Company

                    (Principal Executive Officer)                                          March 29, 1999


     T.L. Burke*    Secretary and Treasurer of SIGCORP, Inc. and

                    Southern Indiana Gas and Electric Company

                    (Principal  Financial Officer)               March 29, 1999


     S.M. Kerney*   Controller of SIGCORP, Inc. and

                    Southern Indiana Gas and Electric Company

                    (Principal Accounting Officer)              March 29, 1999


     John M. Dunn*          )

                            )

     John D. Engelbrecht*   )

                            )

     Robert L. Koch II*     )

                            )

     Donald A. Rausch*      )Directors of SIGCORP, Inc. and     March 29, 1999

                            )Southern Indiana Gas and Electric

     Richard W. Shymanski*  )Company

                            )

     Donald E. Smith*       )

                            )

     James S. Vinson*       )

                            )


     *By  R. G. Reherman, Attorney-in-fact

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