Form 10-K405/A
period 1998-12-31
SIGCORP INC
filed 1999-11-03
CIK 945372

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K/A

                                (Amendment No. 1)


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     SIGCORP, Inc.             None

     Southern Indiana Gas      Cumulative Preferred
     and Electric Company      Stock, $100 Par Value     New York Stock Exchange

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether all Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


         At November 2, 1999, the aggregate market values of:

         SIGCORP, Inc. Common Stock, Without Par Value, and Southern Indiana Gas and Electric Company Cumulative Preferred Stock, $100 Par Value, 185,895 shares, held by non-affiliates were $627,686,963 and $13,942,125, respectively.

         As of November 2, 1999, the number of shares outstanding of each of the Registrants' classes of common stock were:

         SIGCORP, Inc.: Common stock, no par value, 23,630,568 shares

         Southern Indiana Gas and Electric Company: Common stock, no par value, 15,754,826 shares outstanding and held by SIGCORP, Inc.

Explanatory Note:

Amendment of the Annual Report on Form 10-K for SIGCORP, Inc. and Southern Indiana Gas and Electric Company

In connection with SIGCORP, Inc.'s ("SIGCORP's") proposed merger with Indiana Energy, Inc., SIGCORP received certain inquiries from the Securities and Exchange Commission with respect to disclosure in the Annual Report on Form 10-K for the year ended December 31, 1998 with respect to: (1) certain regulatory assets which are not included in either the operations and maintenance or capital cost components of SIGCORP's rates, (2) certain benefit obligations that increased as a result of plan amendments, and (3) the methods and significant assumptions used to estimate the fair value of financial instruments. In response to these inquiries, SIGCORP is hereby setting forth, as amended, Item 8 of Part II (Financial Statements and Supplementary Data) of its Annual Report on Form 10-K for the year ended December 31, 1998.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                    Page
                                                                    Number
                                                                    ------
1. Financial Statements

        SIGCORP

          Report of Independent Public Accountants................    5

          Consolidated Statements of Income for the years
          ended December 31, 1998, 1997 and 1996..................    7

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996...................   8

          Consolidated Balance Sheets - December 31, 1998 and 1997.   9

          Consolidated Statements of Capitalization -
          December 31, 1998 and 1997...............................   11

          Consolidated Statements of Common Shareholders' Equity
          for the years ended December 31, 1998, 1997 and 1996.....   12


        SIGECO

          Report of Independent Public Accountants.................   13

          Statements of Income for the years
          ended December 31, 1998, 1997 and 1996...................   15

          Statements of Cash Flows for the years
          ended December 31, 1998, 1997 and 1996...................   16

          Balance Sheets - December 31, 1998 and 1997..............   17

          Statements of Capitalization -
          December 31, 1998 and 1997...............................   19

          Statements of Common Shareholder's Equity for the
          years ended December 31, 1998, 1997 and 1996.............   20

        SIGCORP and SIGECO

          Notes to Consolidated Financial Statements...............   21

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



                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1999
(except with respect to Notes 1 and 10,
as to which the date is November 1, 1999)

                                SIGCORP, INC. AND
                                  SUBSIDIARIES

SIGCORP, INC.
CONSOLIDATED  STATEMENTS OF INCOME

Year Ended December 31 (in thousands except for per share amounts)           1998              1997              1996
                                                                          ---------         ---------         ---------
OPERATING REVENUES:
  Electric utility                                                        $ 297,865         $ 272,545         $ 276,479
  Gas utility                                                                66,801            85,561            96,251
  Energy services and other                                                 192,445            75,131            32,008
                                                                          ---------         ---------         ---------
     Total operating revenues                                               557,111           433,237           404,738
                                                                          ---------         ---------         ---------
OPERATING EXPENSES:
  Fuel for electric generation                                               65,222            62,630            74,860
  Purchased electric energy                                                  20,762            13,985             8,295
  Cost of gas sold                                                           39,627            54,060            66,105
  Cost of energy services and other                                         187,742            73,668            28,553
  Other operation expenses                                                   64,430            60,726            60,885
  Maintenance                                                                37,553            29,224            29,784
  Depreciation and amortization                                              42,733            40,373            39,140
  Property and other taxes                                                   12,963            12,989            14,399
                                                                          ---------         ---------         ---------
     Total operating expenses                                               471,032           347,655           322,021
                                                                          ---------         ---------         ---------
OPERATING INCOME                                                             86,079            85,582            82,717
                                                                          ---------         ---------         ---------
INTEREST AND OTHER CHARGES:
  Interest expense on long-term debt                                         17,604            19,797            18,432
  Interest expense on short-term debt                                         5,686             1,519             2,387
  Amortization of premium, discount and expense on debt                         690               671               690
  Allowance for funds used during construction                               (1,392)           (1,378)             (445)
  Preferred dividend requirements of subsidiary                               1,095             1,097             1,097
  Interest income                                                            (5,488)           (3,003)           (2,135)
  Other, net                                                                 (6,602)           (3,122)           (2,536)
                                                                          ---------         ---------         ---------
     Total interest and other charges                                        11,593            15,581            17,490
                                                                          ---------         ---------         ---------
INCOME BEFORE INCOME TAXES                                                   74,486            70,001            65,227
  Federal and state income taxes                                             24,010            23,861            21,963
                                                                          ---------         ---------         ---------
NET INCOME                                                                $  50,476         $  46,140         $  43,264
                                                                          ---------         ---------         ---------

AVERAGE COMMON SHARES OUTSTANDING                                            23,631            23,631            23,631

BASIC EARNINGS PER SHARE OF COMMON STOCK                                  $    2.14         $    1.95         $    1.83

DILUTED EARNINGS PER SHARE OF COMMON STOCK                                $    2.12         $    1.95         $    1.83
                                                                          =========         =========         =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31 (in thousands)                                   1998             1997             1996
                                                                      --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 50,476         $ 46,140         $ 43,264
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                      42,733           40,373           39,140
     Preferred dividend requirements of subsidiary                       1,095            1,097            1,097
     Deferred income taxes and investment tax credits, net              (3,684)          (3,899)          11,500
     Allowance for other funds used during construction                   --               (581)            --
     Change in assets and liabilities:
        Receivables, net (including accrued unbilled revenues)         (11,608)         (19,497)         (17,170)
        Inventories                                                    (12,421)          (4,306)           3,721
        Coal contract settlement                                          --               --             12,928
        Accounts payable                                                 5,650           14,141           (4,396)
        Accrued taxes                                                   (1,005)          (1,855)          (1,098)
        Refunds from gas suppliers                                        (346)            (915)          (1,213)
        Refunds to customers                                             1,347             (651)          (4,961)
        Other assets and liabilities                                     9,322            8,103            5,120
                                                                      --------         --------         --------
     Net cash provided by operating activities                          81,559           78,150           87,932
                                                                      --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)                                (55,313)         (65,501)         (40,302)
  Demand side management program expenditures                           (1,182)          (2,340)          (3,633)
  Investments in leveraged leases                                        6,961             --             (6,850)
  Purchases of investments                                              (1,940)            (423)            --
  Sales of investments                                                      80              264              700
  Investments in partnerships and other corporations                   (11,419)           3,166              126
  Change in nonutility property                                           (279)          (5,572)             395
  Change in notes receivable                                             1,033           (5,592)         (11,533)
  Other                                                                 (2,176)          (1,181)            (150)
                                                                      --------         --------         --------
     Net cash used in investing activities                             (64,235)         (77,179)         (61,247)
                                                                      --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                                 (14,000)            (295)          (8,000)
  Dividends paid                                                       (30,188)         (30,482)         (28,353)
  Reduction in preferred stock                                            (116)            --               --
  Change in environmental improvement funds held by trustee               (198)            (272)            (188)
  Payments on partnership obligations                                   (2,205)          (2,276)          (2,787)
  Change in notes payable                                               28,578           26,980           11,432
  Other                                                                     27            2,010              568
                                                                      --------         --------         --------
     Net cash used in financing activities                             (18,102)          (4,335)         (27,328)
                                                                      --------         --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (778)          (3,364)            (643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         5,827            9,191            9,834
                                                                      --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  5,049         $  5,827         $  9,191
                                                                      ========         ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, INC.
CONSOLIDATED BALANCE SHEETS

At December 31 (in thousands)                                            1998              1997
                                                                      ----------        ----------
ASSETS

UTILITY PLANT, at original cost:
  Electric                                                            $1,141,870        $1,091,349
  Gas                                                                    150,136           141,646
                                                                      ----------        ----------
                                                                       1,292,006         1,232,995
  Less accumulated provision for depreciation                            593,901           557,631
                                                                      ----------        ----------
                                                                         698,105           675,364
  Construction work in progress                                           24,306            32,241
                                                                      ----------        ----------
     Net utility plant                                                   722,411           707,605
                                                                      ----------        ----------


OTHER INVESTMENTS AND PROPERTY:
  Investments in leveraged leases                                         36,003            42,964
  Investments in partnerships and other corporations                      32,389            21,197
  Environmental improvement funds held by trustee                          4,300             4,102
  Notes receivable                                                        20,372            21,404
  Nonutility property and other                                           14,901            12,503
                                                                      ----------        ----------
     Total other investments and property                                107,965           102,170
                                                                      ----------        ----------


CURRENT ASSETS:
  Cash and cash equivalents                                                5,049             5,827
  Temporary investments, at market                                           793               876
  Receivables, less allowance of $2,204 and $361, respectively            65,829            52,496
  Accrued unbilled revenues                                               20,595            22,320
  Inventories                                                             45,351            32,930
  Current regulatory assets                                                9,527            11,749
  Other current assets                                                     3,777             3,250
                                                                      ----------        ----------
     Total current assets                                                150,921           129,448
                                                                      ----------        ----------


OTHER ASSETS:
  Unamortized premium on reacquired debt                                   4,226             4,704
  Postretirement benefits other than pensions                                985             3,263
  Demand side management programs                                         25,046            24,467
  Allowance inventory                                                      2,093             2,093
  Deferred charges                                                        15,871            16,273
                                                                      ----------        ----------
     Total other assets                                                   48,221            50,800
                                                                      ----------        ----------

                                                                      ----------        ----------
TOTAL                                                                 $1,029,518        $  990,023
                                                                      ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, INC.

At December 31 (in thousands)                                                    1998                1997
                                                                             -----------         -----------
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                                                 $    78,258         $    78,258
Retained Earnings                                                                292,717             270,828
Accumulated Other Comprehensive Income                                               (12)                 77
                                                                             -----------         -----------
     Total common shareholders' equity                                           370,963             349,163
                                                                             -----------         -----------
Cumulative Nonredeemable Preferred Stock of Subsidiary                            11,090              11,090
Cumulative Redeemable Preferred Stock of Subsidiary                                7,500               7,500
Cumulative Special Preferred Stock of Subsidiary                                     808                 924
Long-Term Debt, net of current maturities                                        204,771             273,707
Long-Term Partnership Obligations, net of current maturities                         781               2,424
                                                                             -----------         -----------
     Total capitalization, excluding bonds subject to
     tender (see Consolidated Statements of Capitalization)                      595,913             644,808
                                                                             -----------         -----------

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds Subject to Tender                        53,700              31,500
                                                                             -----------         -----------
Current Maturities of Long-Term Debt, Interim Financing
 and Long-Term Partnership Obligations:
     Maturing long-term debt                                                      45,000              12,695
     Notes payable                                                                69,508              41,368
     Partnership obligations                                                       1,577               2,139
                                                                             -----------         -----------
        Total current maturities of long-term debt, interim financing
        and long-term partnership obligations                                    116,085              56,202
                                                                             -----------         -----------

Other Current Liabilities:
     Accounts payable                                                             53,391              47,741
     Dividends payable                                                               120                 123
     Accrued taxes                                                                 4,863               5,868
     Accrued interest                                                              5,140               5,216
     Refunds to customers                                                          2,156               1,155
     Other accrued liabilities                                                    21,320              17,866
                                                                             -----------         -----------
        Total other current liabilities                                           86,990              77,969
                                                                             -----------         -----------
        Total current liabilities                                                256,775             165,671
                                                                             -----------         -----------

OTHER LIABILITIES:
  Accumulated deferred income taxes                                              144,032             146,268
  Accumulated deferred investment tax credits, being
  amortized over lives of property                                                18,802              20,249
  Postretirement benefits other than pensions                                     11,337              11,271
  Other                                                                            2,659               1,756
                                                                             -----------         -----------
     Total other liabilities                                                     176,830             179,544
                                                                             -----------         -----------

                                                                             -----------         -----------
TOTAL                                                                        $ 1,029,518         $   990,023
                                                                             ===========         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, INC.
CONSOLIDATED STATEMENTS OF CAPITALIZATION


At December 31 (dollars in thousands)                                                1998              1997
                                                                                  ---------         ---------
COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 23,630,568                                              $  78,258         $  78,258
Retained Earnings, $2,174 restricted as
to payment of cash dividends on common stock                                        292,717           270,828
Accumulated Other Comprehensive Income                                                  (12)               77
                                                                                  ---------         ---------
     Total common shareholders' equity                                              370,963           349,163
                                                                                  ---------         ---------

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized 800,000 shares, issuable in series:
Nonredeemable
     4.8% Series, outstanding 85,895 shares,
     callable at $110 per share                                                       8,590             8,590
     4.75% Series, outstanding 25,000 shares,
     callable at $101 per share                                                       2,500             2,500
                                                                                  ---------         ---------
     Total nonredeemable preferred stock of subsidiary                               11,090            11,090
                                                                                  ---------         ---------
Redeemable
     6.50% Series, outstanding 75,000 shares,
     redeemable at $100 per share December 1, 2002                                    7,500             7,500
                                                                                  ---------         ---------

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series, outstanding 8,077 and
9,237 shares, respectively, redeemable at $100 per share                                808               924
                                                                                  ---------         ---------

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                                                                169,915           238,420
Notes payable                                                                        36,009            36,000
Unamortized debt premium and discount, net                                           (1,153)             (713)
                                                                                  ---------         ---------
     Total long-term debt                                                           204,771           273,707
                                                                                  ---------         ---------

LONG-TERM PARTNERSHIP OBLIGATIONS, NET OF CURRENT MATURITIES                            781             2,424
                                                                                  ---------         ---------

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
     2025, Series A, presently 3.65%                                                 31,500            31,500
     2030, Series C, presently 3.70%                                                 22,200              --
                                                                                  ---------         ---------
                                                                                     53,700            31,500
                                                                                  ---------         ---------
TOTAL CAPITALIZATION, including bonds subject to tender                           $ 649,613         $ 676,308
                                                                                  =========         =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIGCORP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                                                                            Accumulated
                                                                                                               Other
                                                                            Common          Retained        Comprehensive
(in thousands except per share data)                       Total             Stock          Earnings           Income
                                                         ---------         ---------        ---------         ---------
BALANCES, DECEMBER 31, 1995                              $ 314,882         $  78,258        $ 236,617         $       7

     Net Income                                             43,264              --             43,264              --
     Unrealized Gain On Securities (net of tax)                 33              --               --                  33
                                                         ---------         ---------        ---------         ---------
Comprehensive Income                                        43,297              --             43,264                33
Common  Stock Dividends ($1.15 per share)                  (27,255)             --            (27,255)             --
                                                         ---------         ---------        ---------         ---------
BALANCES, DECEMBER 31, 1996                                330,924            78,258          252,626                40

     Net Income                                             46,140              --             46,140              --
     Unrealized Gain On Securities (net of tax)                 37              --               --                  37
                                                         ---------         ---------        ---------         ---------
Comprehensive Income                                        46,177              --             46,140                37
Common  Stock Dividends ($1.18 per share)                  (27,938)             --            (27,938)             --
                                                         ---------         ---------        ---------         ---------
BALANCES, DECEMBER 31, 1997                                349,163            78,258          270,828                77

     Net Income                                             50,476              --             50,476              --
     Unrealized (Loss) On Securities (net of tax)              (89)             --               --                 (89)
                                                         ---------         ---------        ---------         ---------
Comprehensive Income                                        50,387              --             50,476               (89)
Common  Stock Dividends ($1.21 per share)                  (28,587)             --            (28,587)             --
                                                         ---------         ---------        ---------         ---------
BALANCES, DECEMBER 31, 1998                              $ 370,963         $  78,258        $ 292,717         $     (12)
                                                         =========         =========        =========         =========

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



                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1999
(except with respect to Notes 1 and 10,
as to which the date is November 1, 1999)

                              SOUTHERN INDIANA GAS
                              AND ELECTRIC COMPANY

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME


Year Ended December 31 (in thousands)                              1998              1997              1996
                                                                ---------         ---------         ---------
OPERATING REVENUES:
  Electric                                                      $ 297,865         $ 272,545         $ 276,479
  Gas                                                              66,801            85,561            96,251
                                                                ---------         ---------         ---------
     Total operating revenues                                     364,666           358,106           372,730
                                                                ---------         ---------         ---------
OPERATING EXPENSES:
  Fuel for electric generation                                     68,849            62,630            74,860
  Purchased electric energy                                        20,762            13,985             8,295
  Cost of gas sold                                                 39,627            54,060            66,105
  Other operation expenses                                         56,001            55,611            56,139
  Maintenance                                                      37,398            29,086            29,641
  Depreciation and amortization                                    42,401            40,191            38,617
  Federal and state income taxes                                   25,035            27,259            24,640
  Property and other taxes                                         12,591            12,828            14,004
                                                                ---------         ---------         ---------
     Total operating expenses                                     302,664           295,650           312,301
                                                                ---------         ---------         ---------
OPERATING INCOME                                                   62,002            62,456            60,429
                                                                ---------         ---------         ---------
OTHER INCOME:
  Allowance for other funds used during construction                  (73)              581              --
  Interest                                                            340               541               431
  Other, net                                                          488             1,448             2,234
                                                                ---------         ---------         ---------
     Total other income                                               755             2,570             2,665
                                                                ---------         ---------         ---------
INCOME BEFORE INTEREST AND OTHER CHARGES                           62,757            65,026            63,094
                                                                ---------         ---------         ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                       17,376            18,020            18,432
  Amortization of premium, discount, and expense on debt              690               671               690
  Other interest                                                    2,614             1,769             1,576
  Allowance for borrowed funds used during construction            (1,465)             (797)             (445)
                                                                ---------         ---------         ---------
     Total interest and other charges                              19,215            19,663            20,253
                                                                ---------         ---------         ---------

NET INCOME                                                         43,542            45,363            42,841

  Preferred stock dividend                                          1,095             1,097             1,097
                                                                ---------         ---------         ---------

NET INCOME APPLICABLE TO COMMON STOCK                           $  42,447         $  44,266         $  41,744
                                                                =========         =========         =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF CASH FLOWS


Year Ended December 31 (in thousands)                                   1998             1997             1996
                                                                      --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 43,542         $ 45,363         $ 42,841
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                      42,401           40,191           38,617
     Deferred income taxes and investment tax credits, net               2,207           (4,951)          10,558
     Allowance for other funds used during construction                   --               (581)            --
     Change in assets and liabilities:
        Receivables, net (including accrued unbilled revenues)           5,152           (3,261)         (18,128)
        Inventories                                                    (12,587)          (3,407)           3,772
        Coal contract settlement                                          --               --             12,928
        Accounts payable                                                 1,061             (272)          (4,882)
        Accrued taxes                                                   (1,153)          (2,788)          (1,682)
        Refunds from gas suppliers                                        (346)            (915)          (1,213)
        Refunds to customers                                             1,347             (651)          (4,961)
        Other assets and liabilities                                     7,492            7,950            5,194
                                                                      --------         --------         --------
     Net cash provided by operating activities                          89,116           76,678           83,044
                                                                      --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)                                (55,314)         (65,501)         (40,302)
  Demand side management program expenditures                           (1,182)          (2,340)          (3,633)
  Change in nonutility property                                            (25)            --                648
  Other                                                                 (1,894)            (456)            (211)
                                                                      --------         --------         --------
     Net cash used in investing activities                             (58,415)         (68,297)         (43,498)
                                                                      --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                                 (14,000)            (295)          (8,000)
  Dividends paid                                                       (30,187)         (30,482)         (28,353)
  Reduction in preferred stock                                            (116)            --               --
  Change in environmental improvement funds held by trustee               (198)            (272)            (188)
  Change in notes payable                                               13,588           20,129            1,900
  Contribution of nonregulated subsidiaries                               --               --            (12,145)
  Other                                                                   (390)             526              533
                                                                      --------         --------         --------
     Net cash used in financing activities                             (31,303)         (10,394)         (46,253)
                                                                      --------         --------         --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (602)          (2,013)          (6,707)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         1,114            3,127            9,834
                                                                      --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    512         $  1,114         $  3,127
                                                                      ========         ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
BALANCE SHEETS


At December 31 (in thousands)                                            1998              1997
                                                                      ----------        ----------
ASSETS

UTILITY PLANT, at original cost:
  Electric                                                            $1,141,870        $1,091,349
  Gas                                                                    150,136           141,646
                                                                      ----------        ----------
                                                                       1,292,006         1,232,995
  Less accumulated provision for depreciation                            593,901           557,631
                                                                      ----------        ----------
                                                                         698,105           675,364
  Construction work in progress                                           24,306            32,241
                                                                      ----------        ----------
      Net utility plant                                                  722,411           707,605
                                                                      ----------        ----------

OTHER INVESTMENTS AND PROPERTY:
  Environmental improvement funds held by trustee                          4,300             4,102
  Nonutility property and other                                            1,577             1,552
                                                                      ----------        ----------
      Total other investments and property                                 5,877             5,654
                                                                      ----------        ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                  512             1,114
  Receivables, less allowance of $2,156 and $328, respectively            28,854            32,281
  Accrued unbilled revenues                                               20,595            22,320
  Inventories                                                             44,566            31,979
  Current regulatory assets                                                9,527            11,749
  Other current assets                                                     2,776             1,968
                                                                      ----------        ----------
      Total current assets                                               106,830           101,411
                                                                      ----------        ----------

OTHER ASSETS:
  Unamortized premium on reacquired debt                                   4,226             4,704
  Postretirement benefits other than pensions                                985             3,263
  Demand side management programs                                         25,046            24,467
  Allowance inventory                                                      2,093             2,093
  Deferred charges                                                        14,444            15,266
                                                                      ----------        ----------
      Total other assets                                                  46,794            49,793
                                                                      ----------        ----------

TOTAL                                                                 $  881,912        $  864,463
                                                                      ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

At December 31 (in thousands)                                                  1998            1997
                                                                             --------        --------
SHAREHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION:
Common Stock                                                                 $ 78,258        $ 78,258
Retained Earnings                                                             241,924         228,570
                                                                             --------        --------
   Total common shareholder's equity                                          320,182         306,828
                                                                             --------        --------
Cumulative Nonredeemable Preferred Stock of Subsidiary                         11,090          11,090
Cumulative Redeemable Preferred Stock of Subsidiary                             7,500           7,500
Cumulative Special Preferred Stock of Subsidiary                                  808             924
Long-Term Debt, net of current maturities                                     169,762         238,707
                                                                             --------        --------
   Total capitalization, excluding bonds subject to
   tender (see Statements of Capitalization)                                  509,342         565,049
                                                                             --------        --------

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds Subject to Tender                     53,700          31,500
                                                                             --------        --------
Current Maturities of Long-Term Debt and  Interim Financing:
   Maturing long-term debt                                                     45,000          12,695
   Notes payable                                                               50,759          31,643
   Notes payable to associated company                                         14,930          20,886
                                                                             --------        --------

     Total current maturities of long-term debt and interim financing         110,689          65,224
                                                                             --------        --------

Other Current Liabilities:
   Accounts payable                                                            28,127          27,066
   Dividends payable                                                              120             123
   Accrued taxes                                                                4,772           5,925
   Accrued interest                                                             4,676           4,635
   Refunds to customers                                                         2,156           1,155
   Other accrued liabilities                                                   18,544          16,018
                                                                             --------        --------
     Total other current liabilities                                           58,395          54,922
                                                                             --------        --------
     Total current liabilities                                                222,784         151,646
                                                                             --------        --------

OTHER LIABILITIES:
   Accumulated deferred income taxes                                          118,147         114,493
   Accumulated deferred investment tax credits, being
   amortized over lives of property                                            18,801          20,249
   Postretirement benefits other than pensions                                 11,337          11,271
   Other                                                                        1,501           1,755
                                                                             --------        --------
     Other liabilities                                                        149,786         147,768
                                                                             --------        --------

TOTAL                                                                        $881,912        $864,463
                                                                             ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

At December 31 (dollars in thousands)                                                1998              1997
                                                                                  ---------         ---------
COMMON SHAREHOLDER'S EQUITY

Common Stock, without par value, authorized
50,000,000 shares, issued 15,754,826                                              $  78,258         $  78,258
Retained Earnings, $2,174 restricted as
to payment of cash dividends on common stock                                        241,924           228,570
                                                                                  ---------         ---------
   Total common shareholder's equity                                                320,182           306,828
                                                                                  ---------         ---------

PREFERRED STOCK

Cumulative, $100 par value, authorized 800,000 shares, issuable in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                                                         8,590             8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                                                         2,500             2,500
                                                                                  ---------         ---------
   Total nonredeemable preferred stock                                               11,090            11,090
                                                                                  ---------         ---------
Redeemable
   6.50% Series, outstanding 75,000 shares,
   redeemable at $100 per share December 1, 2002                                      7,500             7,500
                                                                                  ---------         ---------

SPECIAL PREFERRED STOCK

Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series, outstanding 8,077 and
9,237 shares, respectively, redeemable at $100 per share                                808               924
                                                                                  ---------         ---------

LONG-TERM DEBT, NET OF CURRENT MATURITIES

First mortgage bonds                                                                169,915           238,420
Notes payable                                                                         1,000             1,000
Unamortized debt premium and discount, net                                           (1,153)             (713)
                                                                                  ---------         ---------
   Total long-term debt                                                             169,762           238,707
                                                                                  ---------         ---------

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2025, Series A, presently 3.65%                                                   31,500            31,500
   2030, Series C, presently 3.70%                                                   22,200              --
                                                                                  ---------         ---------
                                                                                     53,700            31,500
                                                                                  ---------         ---------

TOTAL CAPITALIZATION, including bonds subject to tender                           $ 563,042         $ 596,549
                                                                                  =========         =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF COMMON SHAREHOLDER'S EQUITY


                                                                        Common         Retained
(in thousands except per share data)                   Total            Stock          Earnings
                                                      ---------        ---------       ---------
BALANCES, DECEMBER 31, 1995                           $ 314,875        $  78,258       $ 236,617

Net Income                                               42,841               --          42,841
                                                      ---------        ---------       ---------
                                                        357,716           78,258         279,458
Common  Stock Dividends                                 (27,255)              --         (27,255)
Dividend of Nonregulated Subsidiaries to Parent         (37,418)              --         (37,418)
Preferred Stock Dividends                                (1,097)              --          (1,097)
                                                      ---------        ---------       ---------
BALANCES, DECEMBER 31, 1996                             291,946           78,258         213,688

Net Income                                               45,363               --          45,363
                                                      ---------        ---------       ---------
                                                        337,309           78,258         259,051
Common  Stock Dividends                                 (29,384)              --         (29,384)
Preferred Stock Dividends                                (1,097)              --          (1,097)
                                                      ---------        ---------       ---------
BALANCES, DECEMBER 31, 1997                             306,828           78,258         228,570

Net Income                                               43,542               --          43,542
                                                      ---------        ---------       ---------
                                                        350,370           78,258         272,112
Common  Stock Dividends                                 (29,093)              --         (29,093)
Preferred Stock Dividends                                (1,095)              --          (1,095)
                                                      ---------        ---------       ---------
BALANCES, DECEMBER 31, 1998                           $ 320,182        $  78,258       $ 241,924
                                                      =========        =========       =========

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

Generally accepted accounting principles for rate regulated companies also require that regulatory assets which are no longer probable of recovery through future revenues, at the balance sheet date, be charged to earnings. The following regulatory assets are reflected in the financial statements:


At December 31 (in thousands)                        1998          1997
Regulatory Assets:
     Demand side management program costs         $25,648       $25,069
     Postretirement benefit costs *                 3,263         5,541
     Unamortized premium on reacquired debt         4,705         5,183
     Regulatory study costs                           107           337
     Fuel and gas costs *                           5,931         9,129
                                                   39,654        45,259
     Less current amounts                           9,527        11,749
     Total long-term regulatory assets            $30,127       $33,510
                                                  =======       =======

*Refer to the individual paragraphs in this Note for discussion of specific regulatory assets. See Income Taxes for regulatory assets and liabilities related to income taxes.

As of December 31, 1998, the recovery of $19,136,000 of SIGECO's total regulatory assets is currently reflected in rates charged to customers. The remaining $20,518,000 of regulatory assets, which are not yet included in rates, represent SIGECO's demand side management (DSM) costs incurred after 1993. When SIGECO files its next electric rate case, these costs will be included in rate base and earn a return; amortization of the costs over a period anticipated to be 15 years will be recovered through rates as a cost of operations. Of the $19,136,000 of regulatory assets currently reflected in rates, a total of $9,572,000 is earning a return: $4,867,000 of pre-1994 DSM costs and $4,705,000 of unamortized premium on reacquired debt. The remaining recovery periods for the DSM costs and premium on reacquired debt are 11.5 years and 20 years, respectively. The remaining $9,564,000 of regulatory assets included in rates but not earning a return are being recovered over varying periods: $263,000 of pre-1994 DSM costs, over 1.5 years; $3,263,000 of deferred postretirement benefit costs, over 2 years; $107,000 of regulatory study costs; over 8 months; $4,084,000 of fuel costs, over 3 months; and $1,847,000 of gas costs, over 12 months.

If all or a separable portion of SIGECO's operations becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets would be required, unless some form of transition cost recovery continues through rates established and collected for SIGECO's remaining regulated operations that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, SIGECO would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

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

DEPRECIATION Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable plant. Provisions for depreciation, expressed as an annual percentage of the cost of average depreciable plant in service, were as follows:

                1998          1997          1996
               ------        ------        ------
Electric         3.4%          3.4%          3.4%
Gas              3.3%          3.2%          3.2%

INCOME TAXES SIGCORP and SIGECO utilizes the liability method of accounting for income taxes, providing deferred taxes on temporary differences. Investment tax credits have been deferred and are amortized through credits to income over the lives of the related property.

The components of the net deferred income tax liability are as follows:

SIGCORP, Inc.

At December 31 (in thousands)                                            1998             1997
Deferred Tax Liabilities:
    Depreciation and cost recovery timing differences               $ 117,866        $ 117,357
    Deferred fuel costs, net                                            3,446            1,252
    Leveraged leases                                                   25,330           31,625
    Regulatory assets recoverable through future rates                 26,048           25,687
Deferred Tax Assets:
    Unbilled revenue                                                   (1,394)          (1,593)
    Regulatory liabilities to be settled through future rates         (22,993)         (25,229)
    Other, net                                                         (4,271)          (2,831)
Net deferred income tax liability                                   $ 144,032        $ 146,268
                                                                    =========        =========

The $2,236,000 decrease in the net deferred income tax liability from December 31, 1997 to December 31, 1998 represents a $5,850,000 decrease in the leveraged lease and other assets and liabilities offset by the current year deferred federal and state income tax expense of $3,614,000.

Southern Indiana Gas and Electric Company

At December 31 (in thousands)                                            1998             1997
Deferred Tax Liabilities:
    Depreciation and cost recovery timing differences               $ 117,765        $ 117,467
    Deferred fuel costs, net                                            3,446            1,252
    Regulatory assets recoverable through future rates                 26,048           25,687
Deferred Tax Assets:
    Unbilled revenue                                                   (1,394)          (1,593)
    Regulatory liabilities to be settled through future rates         (22,993)         (25,229)
    Other, net                                                         (4,725)          (3,091)
Net deferred income tax liability                                   $ 118,147        $ 114,493
                                                                    =========        =========

Of the $3,654,000 increase in the net deferred income tax liability from December 31, 1997 to December 31, 1998, $4,112,000 is due to current year deferred federal and state income tax expense and the remaining $458,000 decrease is primarily a result of the change in the other assets and liabilities.

The components of current and deferred income tax expense are as follows:

SIGCORP, Inc.

Year Ended December 31 ( in thousands)              1998            1997            1996
Current
   Federal                                      $ 18,984        $ 24,387        $  8,743
   State                                           2,859           3,961           1,891
Deferred, net
   Federal                                         3,558          (2,858)         10,967
   State                                              56            (172)          1,805
Investment tax credit, net                        (1,447)         (1,457)         (1,443)
Total income tax expense                        $ 24,010        $ 23,861        $ 21,963
                                                ========        ========        ========

Southern Indiana Gas and Electric Company

Year Ended December 31 ( in thousands)              1998            1997            1996
Current
   Federal                                      $ 19,521        $ 28,403        $ 12,286
   State                                           2,849           4,265           2,027
Deferred, net
   Federal                                         3,270          (3,673)         10,081
   State                                             842            (278)          1,689
Investment tax credit, net                        (1,447)         (1,458)         (1,443)
Total income tax expense                        $ 25,035        $ 27,259        $ 24,640
                                                ========        ========        ========

A reconciliation of the statutory tax rates to effective income tax rate is as follows:

SIGCORP, Inc.

Year Ended December 31                                                 1998           1997           1996
Statutory federal and state rate                                       37.9%          37.9%          37.9%
Equity portion of allowance for funds used during construction           --           (0.3)            --
Book depreciation over related tax depreciation - nondeferred           1.7            1.8            1.7
Amortization of deferred investment tax credit                         (1.9)          (2.1)          (2.2)
Low-income housing credit                                              (3.8)          (4.0)          (4.2)
Preferred dividend requirements of subsidiary                          .0.6            0.6            0.6
Excess deferred tax                                                    (2.8)          (1.2)          (1.7)
Other, net                                                              0.5            1.4            1.6
Effective tax rate                                                     32.2%          34.1%          33.7%
                                                                     ------         ------         ------

Southern Indiana Gas and Electric Company

Year Ended December 31                                                 1998           1997           1996
Statutory federal and state rate                                       37.9%          37.9%          37.9%
Equity portion of allowance for funds used during construction           --           (0.3)            --
Book depreciation over related tax depreciation - nondeferred           1.7            1.8            1.9
Amortization of deferred investment tax credit                         (2.1)          (2.1)          (2.3)
Other, net                                                              (.4)           0.2           (1.0)
Effective tax rate                                                     37.1           37.5%          36.5%
                                                                     ------         ------         ------

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

Change in benefit obligation:


Year Ended December 31 (in thousands)                             1998            1997
                                                              --------        --------
Benefit obligation at beginning of year                       $ 72,914        $ 63,999
Service cost - benefits earned during the year                   2,639           2,165
Interest cost on projected benefit obligation                    5,020           4,661
Plan amendments                                                  2,220              --
Benefits paid                                                   (3,176)         (3,005)
Actuarial loss                                                     126           5,094
                                                              --------        --------
Benefit obligation at end of year                             $ 79,743        $ 72,914
                                                              ========        ========

Change in plan assets:


At December 31 (in thousands)                                     1998            1997
                                                              --------        --------
Plan assets at fair value at beginning of year                $ 76,587        $ 66,011
Actual return on plan assets                                     9,926          12,638
Employer contribution                                               --             943
Benefits paid                                                   (3,176)         (3,005)
Fair value of plan assets at end of year                      $ 83,337        $ 76,587
                                                              ========        ========

Reconciliation of funded status:


At December 31 (in thousands)                                     1998            1997
                                                              --------        --------
Excess of plan assets over projected benefit obligation       $  3,594        $  3,673
Remaining unrecognized transitional asset                       (1,815)         (2,233)
Unrecognized service cost                                        3,455           1,412
Unrecognized net gain                                          (11,864)         (8,117)
Accrued pension benefit liability                             $ (6,630)       $ (5,265)
                                                              ========        ========

Components of net periodic pension benefit cost:

Year Ended December 31 (in thousands)                             1998            1997
                                                              --------        --------
Service cost                                                  $  2,639        $  2,166
Interest cost                                                    5,020           4,661
Expected return on plan assets                                  (5,985)         (5,182)
Amortization of prior service cost                                 178             147
Amortization of transitional asset                                (418)           (418)
Recognized actuarial gain                                          (47)             (4)
                                                              --------        --------
Net periodic benefit cost                                     $  1,387        $  1,370
                                                              ========        ========

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

SIGECO amended its pension plans by increasing the "monthly earnings multiplier" applied to all credited years of service in the plans' benefit formulas. These amendments increased unrecognized prior service costs.

In addition to the trusteed pension plans discussed above, SIGECO provides supplemental pension benefits to certain current and former officers under nonqualified and nonfunded plans. The accrued pension liability for this plan at December 31, 1998 and 1997 was $3,820,000 and $3,255,000, respectively. Annual service cost related to these benefits is approximately $700,000.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS SIGECO provides certain postretirement health care and life insurance benefits for retired employees and their dependents through a combination of self-insured and fully-insured plans. In 1998, SIGECO amended these benefits for salaried employees aged 49 years and younger to require retiree contributions towards the related health care insurance costs. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the expected cost of these benefits be recognized during the employees' years of service. As authorized by the IURC, SIGECO deferred as a regulatory asset the additional SFAS No. 106 costs accrued over the costs of benefits actually paid after date of adoption, but prior to inclusion in rates. Subsequently, the IURC authorized SIGECO to include in rates SFAS No. 106 costs and to recover the amounts previously deferred over a 60-month period.

Change in benefit obligation:


Year Ended December 31 (in thousands)                      1998            1997
Benefit obligation at beginning of year                $ 30,924        $ 29,275
Service cost - benefits earned during the period            578             890
Interest cost on accumulated benefit obligation           1,664           2,056
Actuarial gain                                           (4,201)           (443)
Benefits paid net of participant contributions           (1,024)           (854)
Plan amendments                                          (2,412)             --
Benefit obligation at end of year                      $ 25,529        $ 30,924
                                                       ========        ========

The net periodic cost determined under the standard includes the amortization of the discounted present value of the obligation at the adoption date, $29,400,000, over a 20-year period.

Change in plan assets:


At December 31 (in thousands)                                           1998            1997
                                                                    --------        --------
Plan assets at fair value at beginning of year                      $  7,336        $  5,205
Actual return on plan assets                                           1,031             597
Employer contribution                                                  2,168           2,388
Benefits paid net of participant contributions                        (1,024)           (854)
                                                                    --------        --------
Fair value of plan assets at end of year                            $  9,511        $  7,336
                                                                    ========        ========

Reconciliation of funded status:

At December 31 (in thousands)                                           1998            1997
                                                                    --------        --------
Excess of projected benefit obligation over plan assets             $(16,018)       $(23,588)
Unrecognized actuarial gain                                          (13,671)         (9,759)
Unrecognized transition obligation                                    18,353          22,076
                                                                    --------        --------
Accrued postretirement benefit liability                            $(11,336)       $(11,271)
                                                                    ========        ========

Components of net periodic other postretirement benefit cost:


Year Ended December 31 (in thousands)                                   1998            1997
                                                                    --------        --------
Service cost                                                        $    578        $    890
Interest cost                                                          1,664           2,056
Expected return on plan assets                                          (577)           (399)
Amortization of transitional obligation                                1,311           1,472
Recognized actuarial gain                                               (743)           (499)
                                                                    --------        --------
Net periodic benefit cost                                           $  2,233        $  3,520
                                                                    ========        ========

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

SIGECO amended its postretirement benefit plans to change benefits for existing employees under fifty years of age and new employees to a graduated benefit rate.

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

During 1998, 1997 and 1996, SIGECO paid interest (net of amounts capitalized) of $18,484,000, $18,929,000 and $19,591,000, respectively, and income taxes of
$23,789,000, $35,239,000 and $15,746,000, respectively.

INVENTORIES SIGECO accounts for inventories under the average cost method except for gas in underground storage which is accounted for under the last-in, first-out (LIFO) method.

SIGCORP, Inc.


At December 31 (in thousands)                        1998          1997
Fuel (coal and oil) for electric generation       $15,701       $ 8,920
Materials and supplies                             15,179        13,579
Emission allowances                                 5,133         2,616
Gas in underground storage - at LIFO cost          10,762         9,046
Other                                                 669           862
Total inventories                                 $47,444       $35,023
                                                  =======       =======

Southern Indiana Gas and Electric Company

At December 31 (in thousands)                        1998          1997
Fuel (coal and oil) for electric generation       $15,701       $ 8,920
Materials and supplies                             15,063        13,490
Emission allowances                                 5,133         2,616
Gas in underground storage - at LIFO cost          10,762         9,046
Total inventories                                 $46,659       $34,072
                                                  =======       =======


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

SFAS No. 133 requires that changes in the derivative's fair value be recognized in the current period's earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, gains and losses on derivatives, generally, will offset the related effects of the hedged items in the current period income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly.

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

At December 31 (in thousands)                               1998          1997
Minimum lease payments receivable                        $51,443       $63,877
Estimated residual value                                  29,073        29,073
Less unearned income                                      44,513        49,986
Investment in lease financing receivables and loan        36,003        42,964
Less deferred taxes arising from leveraged leases         25,330        31,625
Net investment in leveraged leases                       $10,673       $11,339
                                                         =======       =======

NOTE 3  SHORT-TERM FINANCING

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

SIGCORP, Inc.

At December 31 (in thousands)                                         1998              1997              1996
Notes Payable
   Balance at year end                                          $   69,508        $   41,368        $   38,750
   Weighted average interest rate on year end balance                 5.86%             6.21%             5.94%
   Average daily amount outstanding during the year             $   38,408        $   14,510        $   24,430
   Weighted average interest rate on average daily amount
      outstanding during the year                                     6.22%             6.08%             5.74%

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

Southern Indiana Gas and Electric Company

At December 31 (in thousands)                                         1998              1997              1996
Notes Payable
   Balance at year end                                          $   65,689        $   52,529        $   32,400
   Weighted average interest rate on year end balance                 5.77%             6.31%             5.94%
   Average daily amount outstanding during the year             $   43,149        $   19,777        $   24,428
   Weighted average interest rate on average daily amount
      outstanding during the year                                     6.28%             6.13%             5.74%

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

Several of SIGCORP's partnership investments have been financed through obligations with such partnerships. Of the amount of first mortgage bonds, notes payable and partnership obligations outstanding at December 31, 1998, the following amounts which mature in the five years subsequent to 1998 are as follows:

                                             SIGCORP               SIGECO
                                             -------               ------
         1999                          $  46,577,000       $   45,000,000
         2000                                532,000                    -
         2001                                249,000                    -



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

First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term are as follows:

SIGCORP, Inc.

At December 31 (in thousands)                                              1998           1997
First Mortgage Bonds due:
    1999, 6%                                                           $     --       $ 45,000
    2020, 4.40% Pollution Control Series B                                4,640          3,945
    2030, 4.40% Pollution Control Series B                               22,000         22,000
    2014, 7.25% Pollution Control Series A                               22,500         22,500
    2016, 8.875%                                                         23,000         25,000
    2023, 7.60%                                                          45,000         45,000
    2025, 7.625%                                                         20,000         20,000
    Adjustable Rate Pollution Control:
    2015, Series A, presently 4.60%                                       9,975          9,975
    Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                                         22,800         22,800
    2030, Series C, presently 3.70%                                          --         22,200
Total first mortgage bonds                                             $169,915       $238,420
Notes Payable:
    Insurance Company, due 2012, 7.43%                                 $ 35,000       $ 35,000
    Tax Exempt, due 2003, 6.25%                                           1,000          1,000
    Bank, due 2000, 2.90%                                                     9             --
Total notes payable                                                    $ 36,009       $ 36,000
Partnership Obligations, due 2000 through 2004, without interest       $    781       $  2,424
                                                                       --------       --------

Southern Indiana Gas and Electric Company

At December 31 (in thousands)                            1998           1997
First Mortgage Bonds due:
    1999, 6%                                         $     --       $ 45,000
    2020, 4.40% Pollution Control Series B              4,640          3,945
    2030, 4.40% Pollution Control Series B             22,000         22,000
    2014, 7.25% Pollution Control Series A             22,500         22,500
    2016, 8.875%                                       23,000         25,000
    2023, 7.60%                                        45,000         45,000
    2025, 7.625%                                       20,000         20,000
    Adjustable Rate Pollution Control:
    2015, Series A, presently 4.60%                     9,975          9,975
    Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                       22,800         22,800
    2030, Series C, presently 3.70%                        --         22,200
Total first mortgage bonds                           $169,915       $238,420
Notes Payable:
    Tax Exempt, due 2003, 6.25%                         1,000          1,000
Total notes payable                                  $  1,000       $  1,000
                                                     --------       --------

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

At December 31                                               1998            1997            1996
Outstanding at beginning of year                          458,169         327,901         282,478
Granted                                                    74,999         139,348          46,173
Exercised                                                 (29,500)         (9,080)           (750)
Outstanding at end of year                                503,668         458,169         327,901
Exercisable at end of year                                381,765         318,821         226,044
Reserved for future grants at end of year                 204,639         279,638         418,986
Average Option Price  - Exercised                        $  21.16        $  18.42        $  18.42
                      - Outstanding at end of year       $  23.28        $  21.58        $  19.43

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

SIGCORP, Inc.

At December 31                                        1998             1997             1996
                                                ----------       ----------       ----------
Net Income:
  As reported                                   $   50,476       $   46,140       $   43,264
  Pro forma                                         49,961           45,848           43,176
Basic Earnings Per Share:
  As reported                                   $     2.14       $     1.95       $     1.83
  Pro forma                                           2.11             1.94             1.83
Diluted Earnings Per Share:
  As reported                                   $     2.12       $     1.95       $     1.83
  Pro forma                                           2.10             1.94             1.82

Southern Indiana Gas and Electric Company

At December 31                                        1998             1997             1996
                                                ----------       ----------       ----------
Net Income:
  As reported                                   $   42,447       $   44,266       $   41,744
  Pro forma                                         41,932           43,974           41,656

The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twelve month periods ended December 31, 1998, 1997 and 1996: risk-free interest rate of 4.44%, 5.75% and 6.50%, respectively; expected option term of five years; expected volatilities of 33.16%, 36.62% and 13.83%, respectively; and dividend rates of 3.77%, 4.46% and 4.96%, respectively.

EARNINGS PER SHARE The following table illustrates the basic and diluted earnings per share calculations.

SIGCORP, Inc.

At December 31
(in thousands except
for per share amounts)                       1998                          1997                           1996
-----------------------------------------------------------------------------------------------------------------------------
                                                        PER                            Per                            Per
                                   INCOME    SHARES    SHARE     Income    Shares     Share     Income    Shares     Share
                                                      AMOUNT                         Amount                         Amount
-----------------------------------------------------------------------------------------------------------------------------
Basic EPS                            $50,476  23,631     $2.14     $46,140   23,631     $1.95     $43,264  23,631      $1.83
Effect of dilutive securities                    134                             56                            40
Diluted EPS                          $50,476  23,765     $2.12     $46,140   23,687     $1.95     $43,264  23,671      $1.83
                                     =======  ======     =====     =======   ======     =====     =======  ======      =====


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

NOTE 8  LEASE OBLIGATIONS

SIGCORP

SIMI has entered into an agreement to lease back a previously sold manufacturing facility and related equipment at $532,000 per year through 2010 under a noncancelable operating lease. In December 1997, Fuels entered operating lease agreements for mining equipment. The aggregate future minimum rental payments required under the above leases are as follows:


Year Ended December 31 (in thousands)
                       1999                        $     2,319
                       2000                              2,319
                       2001                              2,319
                       2002                              2,319
                       2003                              2,144
                       Thereafter                        9,041
                       Total lease payments        $    20,461
                                                   ===========

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

Certain financial information relating to significant segments of business is presented below:

SIGCORP, Inc.

Year Ended December 31 (in thousands)            1998            1997            1996
                                          -----------     -----------     -----------
Operating revenues:
      Electric                            $   297,865     $   272,545     $   276,479
      Gas                                      66,801          85,561          96,251
      Gas marketing                           179,613          71,669           1,446
      Investment operations                       963             955             930
      All other                                28,664           2,507          29,632
                                          -----------     -----------     -----------
      Total                                   573,906         433,237         404,738
                                          -----------     -----------     -----------
Interest revenue:
      Electric (a)                                309             492             392
      Gas (a)                                      31              49              39
      Gas marketing                                71              27              --
      Investment operations                     3,702           2,305           1,392
      All other                                 4,880           2,912             312
                                          -----------     -----------     -----------
      Total                                     8,993           5,785           2,135
                                          -----------     -----------     -----------
Interest expense:
      Electric (a)                             18,191          18,009          18,207
      Gas (a)                                   1,799           1,781           1,801
      Gas marketing                               155              15              --
      Investment operations                     2,749           2,242             773
      All other                                 3,901           2,051              38
                                          -----------     -----------     -----------
      Total                                    26,795          24,098          20,819
                                          -----------     -----------     -----------
Income taxes:
      Electric                                 22,881          23,714          21,603
      Gas                                       2,153           3,545           3,037
      Gas marketing                               339             244             (15)
      Investment operations                    (1,517)         (2,564)         (2,314)
      All other                                   154          (1,078)           (348)
                                          -----------     -----------     -----------
      Total                                    24,010          23,861          21,963
                                          -----------     -----------     -----------
Net income:
      Electric                                 38,342          37,861          37,029
      Gas                                       4,106           6,404           4,714
      Gas marketing                               543             405             (26)
      Investment operations                     6,899           3,528           2,391
      All other                                   586          (2,058)           (844)
                                          -----------     -----------     -----------
      Total                                    50,476          46,140          43,264
                                          -----------     -----------     -----------
Depreciation and amortization expense:
      Electric                                 38,077          36,217          35,018
      Gas                                       4,324           3,974           3,599
      Gas marketing                                36               4              --
      Investment operations                       189              91             410
      All other                                   107              87             113
                                          -----------     -----------     -----------
      Total                                    42,733          40,373          39,140
                                          -----------     -----------     -----------
Capital expenditures:
      Electric                                 47,114          55,735          34,836
      Gas                                       9,381          12,687           9,099
      Gas marketing                                --              20              72
      Investment operations                       196             547             297
      All other                                11,754             592             952
                                          -----------     -----------     -----------
      Total                                    68,445          69,581          45,256
                                          -----------     -----------     -----------
Identifiable assets:
      Electric (b)                            740,746         726,507         710,791
      Gas (b)                                 141,174         137,956         141,534
      Gas marketing                            25,905          22,372           1,468
      Investment operations                    87,000          94,365          92,337
      All other                               460,706         398,928         349,694
                                          -----------     -----------     -----------
      Total assets                        $ 1,455,531     $ 1,380,128     $ 1,295,824
                                          -----------     -----------     -----------

(a) SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.

(b) Utility plant less accumulated provision for depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

The following is a reconciliation to the consolidated financial statements of
SIGCORP:

Year Ended December 31 (in thousands)               1998            1997            1996
Operating revenues:
     Total revenues for segments             $   573,906     $   433,237     $   404,738
     Elimination of intersegment revenues        (16,795)             --              --
     Total consolidated revenues                 557,111         433,237         404,738
Interest revenue:
     Total interest revenue for segments           8,993           5,785           2,135
     Elimination of intersegment interest         (3,505)         (2,782)             --
     Total consolidated interest revenue           5,488           3,003           2,135
Interest expense:
     Total interest expense for segments          26,795          24,098          20,819
     Elimination of intersegment interest         (3,505)         (2,782)             --
     Total consolidated interest expense          23,290          21,316          20,819
Identifiable assets:
     Total assets for segments                 1,455,531       1,380,128       1,295,824
     Elimination of intersegment assets         (426,013)       (390,105)       (343,104)
     Total consolidated assets               $ 1,029,518     $   990,023     $   952,720
                                             ===========     ===========     ===========

Southern Indiana Gas and Electric Company

Year Ended December 31 (in thousands)               1998            1997            1996
                                             -----------     -----------     -----------
Operating revenues:
     Electric                                $   297,865     $   272,545     $   276,479
     Gas                                          66,801          85,561          96,251
                                             -----------     -----------     -----------
     Total                                       364,666         358,106         372,730
                                             -----------     -----------     -----------
Interest revenue:
     Electric (a)                                    309             492             392
     Gas (a)                                          31              49              39
                                             -----------     -----------     -----------
     Total                                           340             541             431
                                             -----------     -----------     -----------
Interest expense:
     Electric (a)                                 18,191          18,009          18,207
     Gas (a)                                       1,799           1,780           1,801
                                             -----------     -----------     -----------
     Total                                        19,990          19,789          20,008
                                             -----------     -----------     -----------
Identifiable assets:
     Electric (b)                                740,746         726,507         710,791
     Gas (b)                                     141,174         137,956         141,534
                                             -----------     -----------     -----------
     Total assets                            $   881,920     $   864,463     $   852,325
                                             -----------     -----------     -----------

(a) SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.

(b) Utility plant less accumulated provision for depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

The following is a reconciliation to the financial statements of SIGECO:

Year Ended December 31 (in thousands)               1998        1997        1996
Operating revenues:
     Total revenues for segments                $364,666    $358,106    $372,730
Interest revenue:
     Total interest revenue for segments             340         541         431
                                                --------    --------    --------

Interest expense:
     Total interest expense for segments          19,990      19,789      20,008
Identifiable assets:
     Total assets for segments                  $881,920    $864,463    $852,325
                                                ========    ========    ========

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

LONG-TERM DEBT Fair value of SIGCORP's long-term debt, which was substantially related to SIGECO's operations, was based on the current quoted market interest rate of long-term debt of comparably rated utilities (5.09%). Fair value of SIGCORP's tax-exempt issues were valued at the tax-effected rate of such debt (3.26%).

REDEEMABLE PREFERRED STOCK OF SIGECO Fair value of SIGECO's redeemable preferred stock was based on the current quoted market rate of long-term debt with similar characteristics, of comparably rated utilities (5.09%).

PARTNERSHIP OBLIGATIONS Fair value of SIGCORP's partnership obligations was estimated based on the current quoted market rate of comparable debt (5.09%).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  November 2, 1999

         SIGCORP, Inc.

         By     R. G. Reherman, Chairman, President and Chief Executive Officer
                --------------
         /s/    R. G. Reherman


         SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

         By     R. G. Reherman, Chairman
                --------------
         /s/    R. G. Reherman