Form 10-Q
period 1999-09-30
SIGCORP INC
filed 1999-11-12
CIK 945372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q



        X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

                OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended September 30, 1999


                                  OR


               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ___________





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

                                    outstanding at September 30, 1999


     Southern Indiana Gas and

      Electric Company:             Common stock, no par value,

                                     15,754,826 shares

                                    outstanding and held by SIGCORP, Inc. at

                                    September 30, 1999




                                    SIGCORP, Inc.

                                         AND

                      SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                  TABLE OF CONTENTS


                                                                     Page No


     PART I. FINANCIAL INFORMATION:

                 Item 1: Financial Statements

                 SIGCORP, Inc.

                    Consolidated Statements of Income               2

                    Consolidated Statements of Cash Flows           3

                    Consolidated Balance Sheets                     4-5

                    Consolidated Statements of Capitalization       6

                    Consolidated Statements of Retained Earnings    7


                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                    Statements of Income                            8

                    Statements of Cash Flows                        9

                    Balance Sheets                                  10-11

                    Statements of Capitalization                    12

                    Statements of Retained Earnings                 13


               NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.

               AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY        14-18


               Item 2:  Management's Discussion and Analysis of Results

                        of Operations and Financial Condition       19-25




               SIGCORP, Inc. AND SOUTHERN INDIANA GAS

                AND ELECTRIC COMPANY


     Part II.  OTHER INFORMATION

               Item 1:  Litigation                                  26

               Item 4:  Submission of Matters to a Vote of

                        Security Holders                            26

               Item 5:  Other information                           26

               Item 6:  Exhibits and Reports on Form 8-K            26

               Signatures                                           27











     SIGCORP, Inc.

     CONSOLIDATED  STATEMENTS OF INCOME

     (Unaudited)

                                       Three Months Ended   Nine Months Ended

                                       September 30,        September 30,

                                       1999       1998      1999     1998

     (in thousands except for per share amounts)


     OPERATING REVENUES:

       Electric utility                $ 94,171   $ 87,928  $238,960 $230,681

       Gas utility                        7,759      5,431    47,973   45,643

       Energy services and other         56,033     40,676   153,111  132,087

          Total operating revenues      157,963    134,035   440,044  408,411


     OPERATING EXPENSES:

       Fuel for electric generation      20,171     19,500    51,529   51,970

       Purchased electric energy          8,405      5,286    18,731   12,693

       Cost of gas sold                   2,454      1,102    26,826   26,743

       Cost of energy services

       and other                         54,861     39,731   150,507  128,757

       Other operation expenses          17,929     15,748    52,161   49,877

       Maintenance                        7,069      7,433    24,242   24,298

       Depreciation and amortization     11,341     10,700    33,976   32,074

       Property and other taxes           3,392      2,978     9,781    9,938

          Total operating expenses      125,622    102,478   367,753  336,350


     OPERATING INCOME                    32,341     31,557    72,291   72,061


     INTEREST AND OTHER CHARGES:

       Interest expense on

       long-term debt                     5,102      5,005    13,574   15,423

       Interest expense on

       short-term debt                    1,231        709     4,209    1,964

       Amortization of premium,

       discount and expense on debt         100        169       374      506

       Allowance for funds used during

       construction                      (1,725)      (210)   (2,330)    (927)

       Preferred dividend requirements

       of subsidiary                        269        274       809      823

       Interest income                   (1,375)    (1,493)   (3,569)  (4,445)

       Other, net                        (2,845)      (879)   (3,444)  (6,042)

          Total interest and other

          charges                           757      3,575     9,623    7,302


     INCOME BEFORE INCOME TAXES          31,584     27,982    62,668   64,759


       Federal and state income taxes    11,336     10,106    21,630   21,451


     NET INCOME                        $ 20,248   $ 17,876  $ 41,038 $ 43,308


     AVERAGE COMMON SHARES OUTSTANDING   23,631     23,631    23,631   23,631


     BASIC EARNINGS PER SHARE OF

     COMMON STOCK                          0.86       0.76      1.74     1.83


     DILUTED EARNINGS PER SHARE OF

     COMMON STOCK                          0.85       0.75      1.73     1.82


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.





     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Unaudited)

                                                    Nine Months Ended

                                                    September 30,

                                                    1999       1998

                                                    (in thousands)


     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                   $ 41,038   $ 43,308

       Adjustments to reconcile net income to net cash

       provided by operating activities:

         Depreciation and amortization                33,976     32,074

         Preferred dividend requirements

         of subsidiary                                   809        823

         Deferred income taxes and investment

         tax credits, net                              2,292     (7,502)

         Allowance for other funds used

         during construction                             237         73

         Change in assets and liabilities:

           Receivables, net (including accrued

           unbilled revenues)                         (1,985)     7,703

           Inventories                                 4,898    (11,465)

           Accounts payable                           (8,504)    (9,583)

           Accrued taxes                                 400      1,800

           Refunds to customers and from

           gas suppliers                               2,040        397

           Other assets and liabilities                5,045     12,847

         Net cash provided by operating activities    80,246     70,475


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures (net of allowance for

       other funds used during construction)         (47,116)   (32,098)

       Demand side management program expenditures      (339)    (1,150)

       Investments in leveraged leases               (47,766)     7,323

       Purchases of investments                            -     (1,940)

       Sale of Investments                                96         80

       Investments in partnerships and other

       corporations                                   (5,818)    (2,979)

       Change in nonutility property                    (644)     1,395

       Other                                           2,195         20

         Net cash used in investing activities       (99,392)   (29,349)


     CASH FLOWS FROM FINANCING ACTIVITIES

       First mortgage bonds retired                  (45,000)   (14,000)

       First mortgage bonds issued                    80,000          -

       Dividends paid                                (24,285)   (22,268)

       Reduction in preferred stock                     (116)      (116)

       Change in environmental improvement

       funds held by trustee                           3,316       (153)

       Payments on partnership obligations            (1,478)    (2,205)

       Change in notes payable                        11,018      3,476

       Other                                           1,752       (103)

         Net cash provided by (used) in

         financing activities                         25,207    (35,369)


     NET INCREASE (DECREASE) IN CASH AND

       CASH EQUIVALENTS                                6,061      5,757


     CASH AND CASH EQUIVALENTS AT BEGINNING

      OF PERIOD                                        5,049      5,827


     CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 11,110   $ 11,584


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.





     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS

     (Unaudited)

                                                  September 30, December 31,

                                                  1999          1998

                                                  (in thousands)


     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                   $1,152,180    $1,141,870

       Gas                                           150,652       150,136

                                                   1,302,832     1,292,006

       Less accumulated provision

       for depreciation                              624,435       593,901

                                                     678,397       698,105

       Construction work in progress                  57,518        24,306

         Net utility plant                           735,915       722,411


     OTHER INVESTMENTS AND PROPERTY:

       Investments in leveraged leases                83,769        36,003

       Investments in partnerships and

       other corporations                             35,461        32,389

       Environmental improvement funds

       held by trustee                                   984         4,300

       Notes receivable                               24,083        20,372

       Nonutility property and other, net             15,545        14,901

         Total other investments and property        159,842       107,965


     CURRENT ASSETS:

       Cash and cash equivalents                      11,110         5,049

       Temporary investments, at market                  538           793

       Receivables, less allowance of $2,319

       and $2,204, respectively                       72,861        65,829

       Accrued unbilled revenues                      11,837        20,595

       Inventories                                    40,277        45,351

       Current regulatory assets                       9,949         9,527

       Other current assets                            5,082         3,777

         Total current assets                        151,654       150,921


     OTHER ASSETS:

       Unamortized premium on reacquired debt          3,993         4,226

       Postretirement benefits other

       than pensions                                       -           985

       Demand side management programs                25,404        25,046

       Allowance inventory                             2,269         2,093

       Deferred charges                               17,338        15,871



          Total other assets                          49,004        48,221


     TOTAL                                        $1,096,415    $1,029,518


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.






     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS

     (Unaudited)

                                                  September 30, December 31,

                                                  1999          1998

                                                  (in thousands)


     SHAREHOLDERS' EQUITY AND LIABILITIES

     CAPITALIZATION:

     Common Stock                                 $   78,258    $   78,258

     Retained Earnings                               311,281       292,288

     Accumulated Other Comprehensive Income              (77)          (12)

        Total common shareholders' equity            389,462       370,534

     Cumulative Nonredeemable Preferred

      Stock of Subsidiary                             11,090        11,090

     Cumulative Redeemable Preferred

      Stock of Subsidiary                              7,500         7,500

     Cumulative Special Preferred

      Stock of Subsidiary                                692           808

     Long-Term Debt, net of current maturities       284,364       204,771

     Long-Term Partnership Obligations,

      net of current maturities                          224           781

        Total capitalization, excluding bonds

        subject to tender (see Consolidated

        Statements of Capitalization)                693,332       595,484


     CURRENT LIABILITIES:

     Current Portion of Adjustable Rate Bonds

      Subject to Tender                               53,700        53,700

     Current Maturities of Long-Term Debt,

      Interim Financing and Long-Term

      Partnership Obligations:

        Maturing long-term debt                           30        45,000

        Notes payable                                 80,990        69,508

        Partnership obligations                          656         1,577

          Total current maturities of

          long-term debt, interim financing

          and long-term partnership obligations       81,676       116,085

     Other Current Liabilities:

        Accounts payable                              44,887        53,391

        Dividends payable                                117           120

        Accrued taxes                                  5,264         4,863

        Accrued interest                               6,401         5,140

        Refunds to customers                           4,196         2,156

        Other accrued liabilities                     24,977        21,749

          Total other current liabilities             85,842        87,419

          Total current liabilities                  221,218       257,204


     OTHER LIABILITIES:

       Accumulated deferred income taxes             147,688       144,032

       Accumulated deferred investment tax credits, being

       amortized over lives of property               17,730        18,802

       Postretirement benefits other

       than pensions                                  13,996        11,337

       Other                                           2,451         2,659

         Total other liabilities                     181,865       176,830


     TOTAL                                        $1,096,415    $1,029,518


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.





     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CAPITALIZATION

     (Unaudited)
                                                  September 30, December 31,

                                                  1999          1998

                                                  (in thousands)


     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized

     50,000,000 shares, issued 23,630,568         $ 78,258      $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock  311,281       292,288

     Accumulated Other Comprehensive Income            (77)          (12)

          Total common shareholders' equity        389,462       370,534


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


     SPECIAL PREFERRED STOCK OF SUBSIDIARY

     Cumulative, no par value, authorized 5,000,000

     shares, issuable in series: 8-1/2% series,

     outstanding 6,917 and 8,077 shares,respectively,

     redeemable at $100 per share                      692           808


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                          249,915       169,915

     Notes payable                                  36,065        36,009

     Unamortized debt premium and discount, net     (1,616)       (1,153)

          Total long-term debt                     284,364       204,771


     LONG-TERM PARTNERSHIP OBLIGATIONS,

      NET OF CURRENT MATURITIES                        224           781


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

        2025, Series A, presently 3.00%             31,500        31,500

        2030, Series C, presently 3.05%             22,200        22,200

                                                    53,700        53,700


     TOTAL CAPITALIZATION, including bonds

      subject to tender                           $747,032      $649,184


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.





     CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                  Accumulated

                                                                  Other

                                               Common   Retained  Comprehensive

     (in thousands)                  Total     Stock    Earnings  Income


     Balances, December 31, 1997     $349,163  $78,258  $270,828   $  77

        Net Income                     50,476        -    50,476       -

        Unrealized Loss on

        Securities (net of tax)           (89)       -         -     (89)

     Comprehensive Income              50,387        -    50,476       -

     Common  Stock Dividends

     ($1.21 per share)                (28,587)       -   (28,587)      -

     Stock Expense                       (429)       -      (429)      -

     Balances, December 31, 1998      370,534   78,258   292,288     (12)

        Net Income                     41,038        -    41,038       -

        Unrealized (Loss) on

        Securities (net of tax)           (65)       -         -     (65)

     Comprehensive Income              40,973        -    41,038       -

     Common  Stock Dividends

     ($0.93 per share)                (21,965)       -   (21,965)      -

     Stock Expense                        (80)       -       (80)      -

     Balances, September 30,1999     $389,462  $78,258  $311,281   $ (77)


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.





     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF INCOME

     (Unaudited)

                                        Three Months Ended  Nine Months Ended

                                        September 30,       September 30,

                                        1999      1998      1999      1998

     (in thousands except for per share amounts)


     OPERATING REVENUES:

       Electric                         $ 94,171  $ 87,929  $238,960  $230,682

       Gas                                7,759      5,430    47,973    45,644

          Total operating revenues       101,930    93,359   286,933   276,326


     OPERATING EXPENSES:

       Fuel for electric generation       21,946    20,551    55,693    54,449

       Purchased electric energy           8,405     5,286    18,731    12,693

       Cost of gas sold                    2,454     1,101    26,826    26,743

       Other operation expenses           15,586    14,164    45,046    44,261

       Maintenance                         7,037     7,402    24,163    24,182

       Depreciation and amortization      11,217    10,632    33,650    31,897

       Federal and state income taxes     10,774     9,926    22,638    22,094

       Property and other taxes            3,292     2,921     9,481     9,696

          Total operating expenses        80,711    71,983   236,228   226,015

     OPERATING INCOME                     21,219    21,376    50,705    50,311

     OTHER INCOME:

       Allowance for other funds used

       during construction                   187       (65)      238       (73)

       Interest                               62       107       189       268

       Other, net                           (221)       65      (113)    1,559

          Total other income                  28       107       314     1,754


     INCOME BEFORE INTEREST AND

     OTHER CHARGES                        21,247    21,483    51,019    52,065

     INTEREST AND OTHER CHARGES:

       Interest on long-term debt          4,220     4,165    11,601    13,290

       Interest on short-term debt           595       720     2,872     1,669

       Amortization of premium,

       discount, and expense on debt         100       169       374       506

       Allowance for borrowed funds

       used during construction           (1,538)     (275)   (2,093)   (1,000)

         Total interest and

         other charges                     3,377     4,779    12,754    14,465


     NET INCOME                           17,870    16,704    38,265    37,600


       Preferred stock dividend              269       275       809       823


     NET INCOME APPLICABLE TO

     COMMON STOCK                       $ 17,601  $ 16,429  $ 37,456  $ 36,777


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.





     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CASH FLOWS

     (Unaudited)

                                                    Nine Months Ended

                                                    September 30,

                                                    1999          1998

                                                    (in thousands)


     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                   $ 38,265      $ 37,600

       Adjustments to reconcile net income to net cash

       provided by operating activities:

         Depreciation and amortization                33,650        31,897

         Deferred income taxes and investment

        tax credits, net                                (463)       (1,242)

         Allowance for other funds used

         during construction                             238            73

         Change in assets and liabilities:

           Receivables, net (including accrued

           unbilled revenues)                         (3,197)        7,645

           Inventories                                 5,971       (11,242)

           Accounts payable                           (7,576)       (4,812)

           Accrued taxes                               1,052          (788)

           Refunds to customers and from

           gas suppliers                               2,040           397

           Other assets and liabilities                8,622        11,922

         Net cash provided by

         operating activities                         78,602        71,450


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures (net of allowance for

       other funds used during construction)         (47,116)      (32,098)

       Demand side management program

       expenditures                                     (339)       (1,150)

       Other                                            (275)       (1,728)

          Net cash used in investing activities      (47,730)      (34,976)


     CASH FLOWS FROM FINANCING ACTIVITIES

       First mortgage bonds retired                  (45,000)      (14,000)

       First mortgage bonds issued                    80,000             -

       Dividends paid                                (24,285)      (22,268)

       Reduction in preferred stock                     (116)            -

       Change in environmental improvement

       funds held by trustee                           3,316          (153)

       Change in notes payable                       (44,752)          475

       Other                                            (220)         (109)

          Net cash used in financing activities      (31,057)      (36,055)


     NET DECREASE IN CASH AND CASH EQUIVALENTS          (185)       (1,008)


     CASH AND CASH EQUIVALENTS AT

     BEGINNING OF PERIOD                                 512         1,114


     CASH AND CASH EQUIVALENTS AT END OF PERIOD     $    327      $  1,533


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.







     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS

     (Unaudited)


                                                    September 30, December 31,

                                                    1999          1998

                                                    (in thousands)


     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                     $1,152,180    $1,141,870

       Gas                                             150,652       150,136

                                                     1,302,832     1,292,006

       Less accumulated provision for depreciation     624,435       593,901

                                                       678,397       698,105

       Construction work in progress                    57,518        24,306

          Net utility plant                            735,915       722,411


     OTHER INVESTMENTS AND PROPERTY:

       Environmental improvement funds

       held by trustee                                     984         4,300

       Nonutility property and other, net                1,577         1,577

          Total other investments and property           2,561         5,877


     CURRENT ASSETS:

       Cash and cash equivalents                           327           512

       Receivables, less allowance of $2,253

       and $2,156, respectively                         40,809        28,854

       Accrued unbilled revenues                        11,837        20,595

       Inventories                                      38,419        44,566

       Current regulatory assets                         9,949         9,527

       Other current assets                              3,705         2,776

          Total current assets                         105,046       106,830


     OTHER ASSETS:

       Unamortized premium on reacquired debt            3,993         4,226

       Postretirement benefits other than pensions           -           985

       Demand side management programs                  25,404        25,046

       Allowance inventory                               2,269         2,093

       Deferred charges                                 13,787        14,444

          Total other assets                            45,453        46,794


     TOTAL                                          $  888,975    $  881,912


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.








     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS

     (Unaudited)

                                                    September 30, December 31,

                                                    1999          1998

                                                    (in thousands)


     SHAREHOLDERS' EQUITY AND LIABILITIES

     CAPITALIZATION:

     Common Stock                                   $ 78,258      $ 78,258

     Retained Earnings                               255,903       241,924

        Total common shareholders' equity            334,161       320,182

     Cumulative Nonredeemable Preferred

     Stock of Subsidiary                              11,090        11,090

     Cumulative Redeemable Preferred Stock

     of Subsidiary                                     7,500         7,500

     Cumulative Special Preferred Stock

     of Subsidiary                                       692           808

     Long-Term Debt, net of current maturities       249,299       169,762

        Total capitalization, excluding bonds

        subject to tender (see Consolidated

        Statements of Capitalization)                602,742       509,342


     CURRENT LIABILITIES:

     Current Portion of Adjustable Rate Bonds

     Subject to Tender                                53,700        53,700

     Current Maturities of Long-Term Debt,

     Interim Financing and Long-Term

     Partnership Obligations:

        Maturing long-term debt                            -        45,000

        Notes payable                                 21,414        50,759

        Notes payable to Associated Company               44        14,930

          Total current maturities of long-term

          debt and interim financing                  21,458       110,689


     Other Current Liabilities:

        Accounts payable                              20,551        28,127

        Dividends payable                                117           120

        Accrued taxes                                  5,823         4,772

        Accrued interest                               5,541         4,676

        Refunds to customers                           4,196         2,156

        Other accrued liabilities                     21,909        18,544

          Total other current liabilities             58,137        58,395

          Total current liabilities                  133,295       222,784

     OTHER LIABILITIES:

       Accumulated deferred income taxes             118,757       118,147

       Accumulated deferred investment tax credits,

       being amortized over lives of property         17,729        18,801

       Postretirement benefits other than pensions    13,996        11,337

       Other                                           2,456         1,501

         Other liabilities                           152,938       149,786


     TOTAL                                          $888,975      $881,912


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CAPITALIZATION

     (Unaudited)

                                                    September 30, December 31,

                                                    1999          1998

                                                    (in thousands)


     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized

     50,000,000 shares, issued 15,754,826           $ 78,258      $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock    255,903       241,924

        Total common shareholders' equity            334,161       320,182


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

     redeemable at $100 per share                        692           808


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                            249,915       169,915

     Notes payable                                     1,000         1,000

     Unamortized debt premium and discount, net       (1,616)       (1,153)

         Total long-term debt                        249,299       169,762


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

         2025, Series A, presently 3.00%              31,500        31,500

         2030, Series C, presently 3.05%              22,200        22,200

                                                      53,700        53,700

     TOTAL CAPITALIZATION, including bonds

     subject to tender                              $656,442      $563,042


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.





     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF RETAINED EARNINGS

     (Unaudited)

                                                    Nine Months Ended

                                                    September 30,

                                                    1999          1998

                                                    (in thousands)


     Balance Beginning of Period                    $241,924      $228,570

     Net Income                                       38,265        37,600

                                                     280,189       266,170


     Preferred Stock Dividends                           809           823

     Common Stock Dividends                           23,477        21,445

                                                      24,286        22,268


     Balance End of Period (See Consolidated

     Statements of Capitalization for restriction)  $255,903      $243,902




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

     SIGCORP's net income for the nine months ended September

     30, 1999, and ten nonregulated subsidiaries.


        On June 14, 1999, SIGCORP announced an agreement to

     merge with Indiana Energy, Inc. (IEI) in an all-stock

     pooling transaction through which a new holding company,

     Vectren Corporation, would be formed.  In a tax-free

     exchange, SIGCORP shareholders would receive one and one-

     third shares of Vectren stock for each share of SIGCORP

     stock, while IEI shares would be exchanged on a one-for-one basis.  SIGCORP and IEI are proceeding to obtain the

     necessary regulatory and shareholder approvals and

     completion of the merger is expected by the end of the

     first quarter of 2000.  The companies expect to generate

     $200 million in cost savings/avoidance over a ten-year

     period, net of the one-time merger transaction costs

     estimated to total $40 million.  Transaction and related

     costs incurred by SIGCORP through September 30, 1999 were

     $2.2 million and have been deferred.



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

     Inc. (Capital), SIGCORP Communications, Inc.

     (Communications), SIGCORP Fuels, Inc. (Fuels), SIGECO

     Advanced Communications, Inc. (Advanced Communications),

     SIGCORP Environmental Services, Inc. (Environmental

     Services) and SIGCORP Power Marketing, Inc. (Power), not

     yet active, and include all adjustments which are, in the

     opinion of management, necessary for a fair statement of

     the financial position and results of operations.  Because of seasonal and other factors, the earnings for the nine

     months ending September 30, 1999 should not be taken as an indication for all or any part of the balance of 1999.


     3. Cash Flow Information


        For the purposes of the Consolidated Balance Sheets and

     Consolidated Statements of Cash Flows, SIGCORP and SIGECO

     consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash

     equivalents.


        SIGCORP, for the nine months ended September 30, 1999

     and 1998, paid interest (net of amounts capitalized) of

     $14,428,000 and $14,973,000, respectively, and income taxes of $19,051,000 and $25,050,000, respectively.

     Additionally, SIGCORP is involved in several partnerships

     which are partially financed by partnership obligations

     amounting to $880,000 and $2,358,000 at September 30, 1999 and December 31, 1998, respectively.


        SIGECO, for the nine months ended September 30, 1999 and

     1998, paid interest (net of amounts capitalized) of

     $11,516,000 and $12,480,000, respectively, and income taxes of $20,602,000 and $22,453,000, respectively.


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




                         Nine Months Ended Nine Months Ended

                         September 30, 1999September 30, 1998

                         Net              Per Share Net            Per Share

                         Income   Shares  Amount    Income  Shares Amount

     (in thousands except for per share amounts)


     Basic EPS           $41,038  23,631  $1.74     $43,308 23,631 $1.83

      Effect of dilutive

      securities                     101                       107

     Diluted EPS         $41,038  23,732  $1.73     $43,308 23,738 $1.82



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


        SIGCORP has four reportable segments.  They are SIGECO's

     electric and gas utility operations, Energy Services' gas

     marketing services and SIPI's investment operations.  All

     other subsidiary operations and corporate activities are

     included in other.  SIGCORP's reportable segments are

     operations that are managed separately and meet the



     quantitative thresholds required by SFAS No. 131.  Revenues for each of SIGCORP's segments are attributable principally to customers in the United States.


       Certain financial information relating to significant

     segments of business is presented below:


     <section>


     Nine Months Ended September 30

     (in thousands)                               1999           1998


     Operating revenues:

         Electric                                $  238,960     $  230,681

         Gas                                         47,973         45,643

         Gas marketing                              146,545        124,336

         Investment operations                          774            716

         All other                                   21,825         19,436

         Total                                      456,077        420,812

     Interest income:

         Electric <F1>                                  172            268

         Gas <F1>                                        18             24

         Gas marketing                                   52             58

         Investment operations                        1,975          3,097

         All other                                    2,581          3,652

         Total                                        4,798          7,099

     Interest expense:

         Electric <F1>)                              13,170         13,613

         Gas <F1>                                     1,302          1,346

         Gas marketing                                  110            115

         Investment operations                        2,554          2,073

         All other                                    4,091          2,893

         Total                                       21,227         20,040

     Income taxes:

         Electric                                    21,073         21,109

         Gas                                          1,565            985

         Gas marketing                                   24            141

         Investment operations                       (1,009)        (1,007)

         All other                                      (23)           223

         Total                                       21,630         21,451

     Net income:

         Electric                                    34,413         34,618

         Gas                                          3,043          2,159

         Gas marketing                                   40            244

         Investment operations                        3,029          5,730

         All other                                      513            557

         Total                                       41,038         43,308

     Depreciation and amortization expense:

         Electric                                    30,178         28,654

         Gas                                          3,472          3,243

         Gas marketing                                   53             21

         Investment operations                          103             79

         All other                                      170             77

         Total                                       33,976         32,074

     Capital expenditures:

         Electric                                    38,557         26,447

         Gas                                          8,321          5,651

         Gas marketing                                   12             31

         Investment operations                            -              -

         All other                                      564          2,186

         Total                                       47,454         34,315

     Identifiable assets:

         Electric <F2>                              746,739        727,374

         Gas <F2>                                   142,236        138,547

         Gas marketing                               27,849         17,728

         Investment operations                      144,487         87,463

         All other                                  549,040        436,768

         Total assets                            $1,610,351     $1,407,880



        <F1>  SIGECO allocates interest income and expense based on the net plant ratio which is 91% electric and 9% gas.

        <F2>  Utility plant less accumulated provision for depreciation,

     inventories, receivables (less allowance), regulatory

     assets and other identifiable assets.




          The following is a reconciliation to the consolidated

     financial statements of SIGCORP:



     Nine Months Ended September 30

     (in thousands)                                1999        1998


     Operating revenues:

        Total revenues for segments                $  456,077  $  420,812

        Elimination of intersegment revenues          (16,033)    (12,401)

        Total consolidated revenues                   440,044     408,411

     Interest income:

        Total interest income for segments              4,798       7,099

        Elimination of intersegment interest           (1,229)     (2,654)

        Total consolidated interest income              3,569       4,445

     Interest expense:

        Total interest expense for segments            21,227      20,040

        Elimination of intersegment interest           (3,444)     (2,653)

        Total consolidated interest expense            17,783      17,387

     Identifiable assets:

        Total assets for segments                   1,610,351   1,407,880

        Elimination of intersegment assets           (513,829)  (416,871)

        Total consolidated assets                  $1,096,522  $  991,009


      Southern Indiana Gas and Electric Company

        Nine Months Ended September 30

        (in thousands)                             1999        1998

     Operating revenues:

        Electric                                   $238,960    $230,681

        Gas                                          47,973      45,643

        Total                                       286,933     276,324

     Interest income:

        Electric <F1>                                   172         268

        Gas <F1>                                         18          24

        Total                                           190         292
     Interest expense:
        Electric <F1>                                13,170      13,613
        Gas <F1>                                      1,302       1,346
        Total                                        14,472      14,959

     Identifiable assets:

        Electric <F2>                               746,739     727,374

        Gas <F2>                                    142,236     138,547

        Total assets                               $888,975    $865,921


        <F1>  SIGECO allocates interest income and expense based on the net plant ratio which is 91% electric and 9% gas.

        <F2>  Utility plant less accumulated provision for depreciation,

     inventories, receivables (less allowance), regulatory assets and other identifiable assets.




     7. Subsequent Event


        On November 3, 1999, the USEPA filed a lawsuit against

     SIGECO.  The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana

     without obtaining required permits; (ii) making major

     modifications to the Culley Generating Station without

     installing the best available emission control technology;

     and (iii) failing to notify the USEPA of the modifications.

     In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin

     complying with federal new source performance standards.


        SIGECO believes it performed only proper maintenance at

     the Culley Generating Station.  Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or

     compliance with new source performance standards, SIGECO

     believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously.


        The lawsuit seeks fines against SIGECO in the amount of

     $27,500 per day per violation.  The lawsuit does not

     specify the number of days or violations the USEPA believes occurred.  The lawsuit also seeks a court order requiring

     SIGECO to install the best available emissions technology

     at the Culley Generating Station.  If the USEPA is



     successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to

     $50 million complying with the order.

        The USEPA has also issued an administrative notice of

     violation to SIGECO making the same allegations, but

     alleging that violations began in 1977.


        Under applicable rules, SIGECO could be subjected to

     criminal penalties if the Culley Generating Station

     continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid.  SIGECO anticipates at this time that the plant will continue to operate while the matter is

     being decided.

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


     RESULTS OF OPERATIONS

     Basic earnings were $.86 and $1.74 per share for the three-

     month and nine-month periods ending September 30, 1999

     compared to basic earnings of $.76 and $1.83 per share,

     respectively, for the third quarter and first nine months

     of 1998.  The factors affecting earnings follow:




                                                       Qtr      9 Mos


     Period ended September 30, 1998                  $.76      $1.83

     Weather                                          (.01)      (.01)

     Sales growth other than weather                   .03        .11

     Electric sales to other utilities and

      power marketers                                  .03       (.03)

     Utility O&M expense                              (.03)      (.02)

     Utility depreciation expense                     (.01)      (.04)

     Nonregulated gas energy services and

      nonutility operations                            .05       (.13)

     Other                                             .04        .03

     Period ended September 30, 1999                  $.86      $1.74





     REVENUES  Third quarter electric utility revenue rose $6.2 million, or 7%, chiefly due to 3% greater retail and firm

     wholesale electric sales and substantially higher unit

     prices for sales to other utilities and power marketers.

     The Midwest experienced a heat wave during July that

     resulted in several record setting days and culminated in a new peak load record on July 29th of 1199.5 MW, 5% greater than SIGECO's previous peak load of 1140.4 MW set on June

     25, 1998.  Despite the intense heat, which began July 19th in SIGECO's service area, considerably milder weather in

     September held temperatures for the quarter 12% below

     temperatures of the year-ago period (in terms of cooling

     degree days).  Reflecting the continued strength of the

     local economy, commercial and industrial electric sales

     rose 2% and 6%, respectively, and residential sales were

     equal to those of a year ago, leading to a 3% increase in

     total retail and firm wholesale electric sales during the

     third quarter compared to the 1998 period.  Sales to other utilities and power marketers declined 15% during the

     recent quarter, but extremely tight energy supplies in the

     July wholesale power market and the concurrent availability of SIGECO's generating facilities enabled the utility to

     double its average unit sales margin on July wholesale

     power sales compared to the prior year period.  Revenues

     from these sales increased $1.7 million, or 19%, to $10.9

     million during the current quarter.

     Gas sales were up only slightly during the period, but

     total sales and transported volumes increased 7% reflecting the area's growth in commercial and industrial activity.

     Gas revenue, however, rose $2.3 million, or 43%, due

     primarily to the recovery of higher unit costs of purchased natural gas and increased transportation revenue.


     The greater activity of SIGCORP's natural gas marketing

     subsidiary, SIGCORP Energy Services (Energy), whose

     revenues were up $14.8 million, or 39%, due to a 29%

     increase in sales and higher commodity prices, was the

     primary reason for a $15.4 million increase in energy

     services and other nonregulated revenues during the quarter ending September 30, 1999.


     For the nine-month period ending September 30, 1999,

     electric revenues were $8.3 million (3.6%) greater than the same period a year ago due primarily to stronger retail and firm wholesale sales, a more favorable sales mix during the first quarter and additional sales to Alcoa Generating

     Corporation.  Total electric sales were up 2% for the nine-

     month period, reflecting a 4% increase in retail and firm

     wholesale sales.  Although sales to other utilities and

     power marketers were down 25% from the comparable period in

     1998 due to less demand and increased energy supplies in

     the wholesale market, total sales to nonfirm wholesale

     customers declined just 7% due to the increased sales to

     Alcoa Generating Corporation; related revenues rose $.8

     million, or 3%.  Although gas sales were up 10% during the recent nine-month period, chiefly due to colder

     temperatures during the first quarter of 1999, lower unit

     costs of purchased natural gas recovered through revenues

     held related gas revenues to a $2.3 million, or 5.1%,

     increase.  Revenues from Energy rose $22.2 million during

     the nine months ending September 30, 1999 from continued

     growth in sales and services throughout the period and

     accounted for the $21.0 million increase in energy services and other nonregulated revenues during the current period.

     Fewer coal sales by SIGCORP's Fuels subsidiary during the

     nine-month period ending September 30, 1999 to customers

     other than SIGECO was the primary reason for a $1.2 million reduction in revenues from nonregulated operations other

     than Energy.


     OPERATING EXPENSES  In total, costs for fuel for electric

     generation and purchased electric energy during the third

     quarter of 1999 increased $3.8 million, or 15.3%, on sales volumes comparable to the same period in 1998 chiefly due

     to higher unit prices for wholesale market power purchased for resale.  Due to a 2% increase in total electric sales

     and higher prices for wholesale market power purchased



     during the first and third quarters of 1999, total fuel and purchased energy costs for the nine-month period rose $5.6 million, or 8.7%.  Cost of gas sold per unit was

     significantly higher during the third quarter of 1999

     compared to a year ago.  Despite a 10% rise in gas sales

     during the nine-month period in 1999, total cost of gas

     sold was comparable to the prior year period due to a 9%

     decline in average unit cost of gas sold.  The cost of

     energy services and other revenues, which was chiefly the

     cost of natural gas purchased for resale by Energy,

     increased $15.1 million and $21.8 million, respectively,

     during the third quarter and first nine months of 1999 due primarily to Energy's increased sales and higher unit

     commodity costs incurred during the third quarter.


     Other operation expenses were up $2.2 million (14%) in the third quarter reflecting a $1.4 million increase in utility operation expenses and a $.8 million increase in operation expenses at SIGCORP's newer nonregulated subsidiaries.  A

     $1.0 million increase in electric generating station

     operation expenses and a $.4 million increase in gas

     distribution operation expenses represented the higher

     operation expenses at SIGECO.  During the nine-month

     period, SIGCORP's other operation expenses were up $2.3

     million primarily due to $1.5 million greater operation

     expenses at SIGCORP's nonregulated subsidiaries.  SIGCORP's maintenance expenses decreased slightly during the current three-month period compared to the third quarter in 1998,

     and during the first nine months of 1999 were comparable to the same period in 1998.


     Depreciation and amortization expense during the three-and nine-month periods rose $.6 million and $1.9 million,

     respectively, due to SIGECO's continued investment in

     depreciable gas and electric utility facilities and

     increased additions of plant with shorter depreciable

     lives.


     INTEREST AND OTHER CHARGES  Total interest and other

     charges declined $2.8 million in the third quarter of 1999 due to a $2.0 million increase in other nonutility income

     and a $1.5 million increase in capitalized interest

     charges.  The much stronger other nonutility earnings

     reflected several asset sales from its investment portfolio and earnings from additional leveraged lease investments at

     SIGCORP's Southern Indiana Properties, Inc. (SIPI)

     subsidiary, as well as improved results from Energy Systems

     Group (ESGI) due to several new large performance

     contracts. The higher capitalized interest charges reflected a $1.1 million adjustment of prior period provisions.  During the nine months ending September 30,

     1999, total interest and other charges rose $2.3 million

     due to a substantial decrease in other nonutility income

     during the first quarter of 1999 compared to the same

     period in 1998, which included a $2.9 million after-tax

     gain on the liquidation of SIPI's equity position in a

     leveraged lease and a $1.4 million decrease in sales to

     another utility of a portion of SIGECO's emission

     allowances under a five year agreement beginning in 1995.


     Total interest expense during the recent third quarter rose

     $.6 million, or 11%, compared to the same period a year

     ago, and for the first nine months in 1999 was comparable

     to expense for the 1998 period.  A $1.8 million decline in interest on long-term debt expense for the first nine

     months of 1999 reflected lower average interest rates

     resulting from SIGECO's 1998 refunding of $80.3 million of tax-exempt bond issues with an equal amount of tax-exempt

     bonds, and a reduction of long-term debt due to the 1998

     refunding of $14 million of first mortgage bonds and the

     April 1999 refunding of $45 million of first mortgage bonds with short-term debt (see "Financing Activities").

     SIGCORP's short-term interest expense rose $.5 million

     during the third quarter of 1999 compared to the same

     period a year ago due primarily to additional short-term

     borrowings to fund SIPI's increased investment activity.

     The increase in SIGECO's short-term debt during the first

     seven months of 1999 and SIPI's additional investment

     activity during the third quarter is reflected in a $2.2

     million increase in short-term interest expense during the nine-month period in 1999.


     EARNINGS  Utility earnings during the third quarter of 1999 were $.05 per share higher than the same period a year ago.

     Favorable impacts of sustained growth in SIGECO's service

     area, greater unit sales margins in the wholesale power

     market, improved unit gas sales margins and increased

     capitalized interest charges were lessened by anticipated

     higher operations expenditures and increased depreciation

     and property tax expenses.  Led by very strong results from

     SIPI, as well as from the ESGI and SIGCORP Communications

     subsidiaries, earnings from SIGCORP's non-utility

     operations rose 83%, adding $.05 per share to 1998 third

     quarter non-utility results.  Absent the $2.9 million ($.12 per share) after-tax gain realized at SIPI during the first quarter of 1998, basic earnings for the nine-month period

     would have been $.03 per share above the same period 1998

     earnings.


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

     Indiana and assets of approximately $1.8 billion.  SIGCORP and IEI are proceeding to obtain the necessary regulatory

     and shareholder approvals and completion of the merger is

     expected by the end of the first quarter of 2000.  The

     companies expect to generate $200 million in cost

     savings/avoidance over a ten-year period, net of the one-

     time merger transaction costs estimated to total $40

     million.  Transaction and related costs incurred by SIGCORP through September 30, 1999 were $2.2 million and have been deferred.


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

     Clean Air Act Amendments of 1990.  The USEPA appealed both court rulings.  On October 29, 1999, the Court refused to

     reconsider its May 14, 1999 ruling.


     Approximately  12  months  ago,  the  USEPA  initiated  an investigation under Section 114 of the Clean Air Act (the

     Act) of SIGECO's coal-fired electric generating units in

     commercial operation by 1977 to determine compliance with

     environmental permitting requirements related to repairs,

     maintenance, modifications and operations changes.  The

     focus of the investigation was to determine whether new

     source  performance  standards  should  be  applied  to  the modifications  and  whether  the  best  available  control technology was, or should have been, used.  Numerous other electric  utilities  were,  and  are  currently,  being

     investigated by the USEPA under an industry-wide review for similar compliance.  SIGECO responded to all of the USEPA's data requests during the investigation.  In July 1999,

     SIGECO received a letter from the Office of Enforcement and

     Compliance Assurance of the USEPA discussing the industry-

     wide investigation, vaguely referring to the investigation of  SIGECO  and  inviting  SIGECO  to  participate  in  a

     discussion  of  the  issues.    No  specifics  were  noted;

     furthermore, the letter stated that the communication was

     not intended to serve as a notice of violation.  Subsequent meetings were conducted in September and October with the

     USEPA and targeted utilities, including SIGECO, regarding

     potential remedies to the USEPA's general allegations.


     On November 3, 1999, the USEPA filed a lawsuit against

     SIGECO.  The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana

     without obtaining required permits; (ii) making major

     modifications to the Culley Generating Station without

     installing the best available emission control technology;

     and (iii) failing to notify the USEPA of the modifications.

     In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin

     complying with federal new source performance standards.


     SIGECO believes it performed only proper maintenance at the

     Culley Generating Station.  Because proper maintenance does not require permits, application of the best available

     emission control technology, notice to the USEPA, or

     compliance with new source performance standards, SIGECO

     believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously.

     The lawsuit seeks fines against SIGECO in the amount of

     $27,500 per day per violation.  The lawsuit does not

     specify the number of days or violations the USEPA believes occurred.  The lawsuit also seeks a court order requiring

     SIGECO to install the best available emissions technology

     at the Culley Generating Station. If the USEPA is

     successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to

     $50 million complying with the order.


     The USEPA has also issued an administrative notice of

     violation to SIGECO making the same allegations, but

     alleging that violations began in 1977.


     Under applicable rules, SIGECO could be subjected to

     criminal penalties if the Culley Generating Station



     continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid.  SIGECO anticipates at this time that the plant will continue to operate while the matter is

     being decided.


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

     (NERC)-imposed deadline to ensure year 2000 readiness of

     SIGECO's operations.


     SIGECO's noncompliant critical information systems, the

     customer billing and financials/supply chain systems,

     developed in the late 1960's, are being replaced to address functional obsolescence.  Of the two noncompliant critical information systems being replaced, the customer billing

     system carries the most risk since it has experienced

     project delays.  Due to the risk of not completing this

     project by 2000, SIGECO modified its existing customer

     billing system to be Year 2000-ready, testing of which is

     completed.  The first and largest phase of the

     financials/supply chain systems project was successfully

     implemented September 1, 1998 and the smaller, final phase of the financials/supply chain systems project, the

     payroll/HR information system, was successfully implemented in July 1999.


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


     SIGCORP estimates the remaining amounts required to be

     expensed for Year 2000-readiness modifications and

     replacements to total less than $100,000.  SIGECO expects

     to complete the replacement of all noncompliant mission-

     critical information and control systems before 2000,

     except its existing billing system which will have been

     remediated and will be used until the new system is

     completed.



                                                                Estimated

                                             Incurred through   Remaining 1999

                                             September 1999     Expenditures


     Capital expenditure requirement for

      replacement of critical

      information and generating station

      control systems not in compliance

      but replaced due to functional

      obsolescence                          $27,900,000        $1,500,000


     Expense of Year 2000-readiness

      modifications to existing

     critical systems or replacements

      treated as expense                    $  1,600,000       $  100,000




     MARKET RISK  SIGCORP is exposed to market risk due to

     changes in interest rates and changes in the market price

     for electricity and natural gas resulting from changes in

     supply and demand.  Exposure for interest rate changes

     relates to its long-term debt and preferred equity and

     partnership obligations.  Exposure to electricity market

     price risk relates to forward contracts to effectively

     manage the supply of, and demand for, the electric

     generation capability of SIGECO's generating plants related to its wholesale power marketing activities.  Exposure to

     natural gas price risk relates to forward contracts taken

     by Energy to manage its exposure to commodity price risks

     in providing natural gas supplies to its customers.  SIGECO is not currently exposed to market risk for purchases of

     fuel for electric generation and natural gas for its retail customers due to current Indiana regulations which allow

     for full cost recovery of such purchases through SIGECO's

     fuel and natural gas cost adjustment mechanisms.  Recently the Indiana Utility Regulatory Commission issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses which could expose SIGECO to market risk.  SIGECO and Energy do

     not utilize financial instruments for trading or

     speculative purposes.  As of September 30, 1999, management believes exposure from these positions did not change

     materially from December 31, 1998, and was not material.

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

     Additionally, SIGCORP may periodically make capital

     investments in nonregulated operations.  Construction

     expenditures (excluding allowance for other funds used

     during construction) incurred during the nine months ending

     September 30, 1999 totaled $47.1 million and were fully

     funded with internally generated cash.  Cash provided from operations increased $9.8 million during the current nine-

     month period compared to the same period in 1998.  Cash

     required for investing and financing activities increased



     $9.5 million for the nine months ended September 30, 1999

     compared to the same period a year ago.


     SIGCORP estimates that SIGECO's construction expenditures

     for the five-year period 1999-2003 will total approximately

     $280 million, including approximately $10 million to

     complete several comprehensive information systems which

     are necessary to fulfill expanding customer service needs

     and to better manage SIGECO's resources, but exclude

     construction expenditures discussed in "Environmental

     Matters" that may be required to comply with new USEPA air quality standards for NOx emissions which could range from estimates of $10 million to $90 million, or that may be

     required to comply with a potential court order sought by

     the USEPA requiring installation of the best available

     emissions technology at the Culley Generating Station,

     estimated to range from approximately $40 million to $50

     million.  Additionally, SIGCORP expects to invest

     approximately $75 million during the five-year period to

     implement its recently announced Income / Growth strategy

     which, among other initiatives, incorporates the expansion of SIGCORP's telecom and energy services businesses.

     FINANCING ACTIVITIES On July 26, 1999, $80 million in

     short-term borrowings, which included a temporary refunding of $45 million of SIGECO's first mortgage bonds, were

     refunded with the issue of $80 million of 6.72% Senior

     Notes due August 1, 2029.  Separately, SIGCORP borrowed an additional $46.6 million in short-term debt to fund SIPI's additional investment activity.


     Over the five-year period, SIGCORP expects the majority of the construction requirements, the capital contributions to its nonregulated subsidiaries and an estimated $47 million in debt security redemptions to be provided by internally

     generated funds.  External financing requirements of $95-

     110 million are anticipated of which $60-70 million will be used primarily to redeem long-term debt and $35-40 million will be required for expansion of nonregulated businesses.

     These estimates do not reflect construction expenditures

     that may be required to comply with new USEPA air quality

     standards for NOx emissions or to install the best

     available emissions technology at the Culley Generating

     Station.

                     PART TWO - OTHER INFORMATION


     Item 1. Litigation



     On November 3, 1999, the USEPA filed a lawsuit against

     SIGECO.  The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana

     without obtaining required permits; (ii) making major

     modifications to the Culley Generating Station without

     installing the best available emission control technology;

     and (iii) failing to notify the USEPA of the modifications.

     In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin

     complying with federal new source performance standards.


     SIGECO believes it performed only proper maintenance at the

     Culley Generating Station.  Because proper maintenance does not require permits, application of the best available

     emission control technology, notice to the USEPA, or

     compliance with new source performance standards, SIGECO

     believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously.


     The lawsuit seeks fines against SIGECO in the amount of

     $27,500 per day per violation.  The lawsuit does not

     specify the number of days or violations the USEPA believes occurred.  The lawsuit also seeks a court order requiring

     SIGECO to install the best available emissions technology

     at the Culley Generating Station.  If the USEPA is

     successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to

     $50 million complying with the order.


     The USEPA has also issued an administrative notice of

     violation to SIGECO making the same allegations, but

     alleging that violations began in 1977.


     Under applicable rules, SIGECO could be subjected to

     criminal penalties if the Culley Generating Station

     continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid.  SIGECO anticipates at this time that the plant will continue to operate while the matter is

     being decided.


     Item 4. Submission of Matters to a Vote of Security Holders


             NONE


     Item 5. Other Information


             NONE


     Item 6. Exhibits and Reports on Form 8-K


             (a) NONE


             (b) Reports on Form 8-K


             On October 21, 1999, SIGCORP, Inc. announced its

     revenues and earnings for the quarter ended September 30,

     1999.  The press release dated October 21, 1999 was filed

     with the SEC on November 2, 1999.

                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange

     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

     authorized.


     SIGCORP, Inc

     (Registrant)

     /s/ T. L. Burke

     T. L. Burke

     Secretary and Treasurer


     Date   November 15, 1999


     SOUTHERN INDIANA GAS AND

     ELECTRIC COMPANY


     /s/ S. M. Kerney

     S. M. Kerney

     Controller



     Date   November 15, 1999